Form 10QSB
period 1996-06-30
RELIANCE FINANCIAL INC
filed 1996-08-14
CIK 934737

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 5TH STREET, N.W.
                     WASHINGTON, D. C. 20549



                           FORM 10-QSB

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                   Commission File No. 0-25768


                     RELIANCE FINANCIAL INC.
      (Exact name of registrant as specified in its charter)


       Delaware                             43-1703958
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)


8930 Gravois, St. Louis  Missouri              63123
(Address of principal executive office)       (Zip Code)


Registrant's telephone number, including area code (314) 631-7500

Not applicable

(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding July 11, 1996
Common Stock, par value $.10 per share      440,293 Shares
PAGE

              RELIANCE FINANCIAL INC. AND SUBSIDIARY

                           FORM 10-QSB

               FOR THE QUARTER ENDED JUNE 30, 1996

                              INDEX

                                                        PAGE NO.

PART I - Financial Information

   Consolidated Balance Sheets                            1

   Consolidated Statements of Earnings                    2

   Consolidated Statements of Cash Flows                  3

   Notes to Consolidated Financial Statements             4

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations        5


PART II - Other Information                                9
PAGE

              RELIANCE FINANCIAL INC. AND SUBSIDIARY

                      Consolidated Balance Sheets
                              (Unaudited)


                                         June 30,   September 30,
     Assets                                1996         1995
                                       -----------  -----------
Cash and cash equivalents              $ 1,301,690  $ 2,036,111
Certificates of deposit                  2,081,000    3,066,000
Securities:
  Available for sale, at market value
   (amortized cost of $500,000)            473,421      483,038
  Held to maturity, at amortized
   cost (market value of $1,656,125
   and $473,125, respectively)           1,688,402      486,460
Stock in Federal Home Loan Bank
 of Des Moines                             336,000      329,400
Mortgage-backed securities held to
 maturity, at amortized cost
 (market value of $5,387,694 and
 $5,518,077, respectively)               5,525,424    5,649,890
Loans receivable, net                   20,813,093   20,030,892
Premises and equipment, net                413,281      430,670
Foreclosed real estate held
  for sale, net                             33,705        6,300
Accrued interest receivable:
  Securities and certificates
    of deposit                              29,396       18,287
  Mortgage-backed securities                27,132       28,624
  Loans receivable                         124,124      114,298
Other assets                               139,295      164,252
                                       -----------  -----------
    Total assets                       $32,985,963  $32,844,222
                                       -----------  -----------
                                       -----------  -----------

     Liabilities and Stockholders' Equity

Deposits                               $24,511,038  $25,252,854
Accrued interest on deposits                 3,400        3,878
Advances from FHLB of Des Moines         1,000,000            -
Advances from borrowers for
  taxes and insurance                      215,362      265,508
Other liabilities                           83,843      154,857
Accrued income taxes                        50,217       68,100
                                       -----------  -----------
    Total liabilities                   25,863,860   25,745,197
                                       -----------  -----------
Commitments and contingencies
Preferred stock, $.01 par value,
 250,000 shares authorized; none
 issued and outstanding                          -            -
Common stock, $.10 par value;
 1,500,000 shares authorized;
 446,993 and 430,000 shares
 issued and outstanding                     44,699       43,000
Additional paid-in capital               4,183,563    3,913,004
Common stock acquired by ESOP             (248,035)    (304,849)
Common stock acquired by RRP              (238,468)           -
Unrealized loss on securities
 available for sale, net                   (26,579)     (16,962)
Retained earnings - substantially
 restricted                              3,507,426    3,464,832
Treasury stock, at cost, 6,700 shares     (100,503)           -
                                       -----------  -----------
    Total stockholders' equity           7,122,103    7,099,025
                                       -----------  -----------
    Total liabilities and
     stockholders' equity              $32,985,963  $32,844,222
                                       -----------  -----------
                                       -----------  -----------

See accompanying notes to consolidated financial statements.

PAGE

                  Consolidated Statements of Earnings
                              (Unaudited)


                                        Three Months Ended           Nine months ended
                                              June 30,                    June 30
                                    ---------------------------   ------------------------
                                       1996              1995             1996         1995
                                    -----------    ------------   ------------   ---------
Interest income:
  Loans receivable                    $444,247      $  404,087      $1,368,720   $1,246,440
  Mortgage-backed securities            83,267          88,707         255,423      257,696
  Securities                            35,422          24,201          84,984       66,205
  Other interest-earning assets         50,797          88,887         172,472      175,918
                                      --------      ----------      ----------   ----------
    Total interest income              613,733         605,882       1,881,599    1,746,259
                                      --------      ----------      ----------   ----------
Interest expense:
  Deposits                             268,892         271,594         824,841      806,258
  Advances from FHLB of Des Moines      14,686               -          31,471            -
                                      --------      ----------      ----------   ----------
     Total interest expense            283,578         271,594         856,312      806,258
                                      --------      ----------      ----------   ----------
     Net interest income               330,155         334,288       1,025,287      940,001
Provision (credit) for loan losses           -           3,323            (700)       1,270
                                      --------      ----------      ----------   ----------
     Net interest income after
      provision for loan losses        330,155         330,965       1,025,987      938,731
                                      --------      ----------      ----------   ----------
Noninterest income:
  Loan service charges                   3,261           4,376          10,065       13,477
  Gain on investment in data center     14,965               -          14,965            -
  Other                                  6,087           6,881          18,743       28,352
                                      --------      ----------      ----------   ----------
    Total noninterest income            24,313          11,257          43,773       41,829
                                      --------      ----------      ----------   ----------
Noninterest expense:
  Compensation and benefits            144,340         137,773         416,141      340,017
  Occupancy expense                     15,814          11,852          40,390       35,576
  Equipment and data processing
    expense                             15,756          17,725          48,722       52,454
  SAIF deposit insurance premium        14,246          16,123          43,458       51,818
  Supervisory and professional fees     23,697          10,198          64,168       31,842
  Other                                 37,504          26,715          98,130       81,098
                                      --------      ----------      ----------   ----------
    Total noninterest expense          251,357         220,386         711,009      592,805
                                      --------      ----------      ----------   ----------
    Earnings before income taxes       103,111         121,836         358,751      387,755
Income taxes                            44,000          45,300         134,800      144,000
                                      --------      ----------      ----------   ----------
    Net earnings                      $ 59,111          76,536         223,951      243,755
                                      --------      ----------      ----------   ----------
                                      --------      ----------      ----------   ----------

Net earnings per share - See note 4.  $    .15             .21             .56          .63
                                      --------      ----------      ----------   ----------
                                      --------      ----------      ----------   ----------

Weighted-average shares outstanding    400,924         366,524         401,341      121,729
                                      --------      ----------      ----------   ----------
                                      --------      ----------      ----------   ----------

Dividends per share                   $    .15             .00             .45          .00
                                      --------      ----------      ----------   ----------
                                      --------      ----------      ----------   ----------

See accompanying notes to consolidated financial statements.
/TABLE

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                            June 30,
                                                                                   ------------------------
                                                                                      1996          1995
                                                                                   ---------      ---------
Cash flows from operating activities:
  Net earnings                                                                      $223,951      $243,755
  Adjustments to reconcile net earnings
    to net cash provided by (used for) operating activities:
      Depreciation expense                                                            24,193        22,629
      Provision (credit) for loan losses                                                (700)        1,270
      Amortization of premiums and discounts on securities, net                       (1,286)            -
      ESOP expense                                                                    80,551        36,703
      RRP expense                                                                     10,053             -
      FHLB stock dividends                                                            (6,600)            -
  Decrease (increase) in:
    Accrued interest receivable                                                      (19,442)      (18,090)
    Other assets                                                                      24,957         5,155
  Increase (decrease) in:
    Accrued interest on deposits                                                        (478)         (896)
    Other liabilities                                                                (71,014)       46,133
    Accrued income taxes                                                             (17,883)       13,782
                                                                                   ---------      ---------
        Net cash provided by (used for) operating activities                         246,302        350,441
                                                                                   ---------      ---------
Cash flows from investing activities:
  Loans:
    Purchased                                                                     (2,802,354)    (2,101,836)
    Originated                                                                    (2,275,481)    (1,069,687)
    Principal collections                                                          4,261,740      2,928,280
  Principal collections on mortgage-backed securities held to maturity               124,466        442,371
  Securities held to maturity and certificates of deposit:
    Purchased                                                                     (2,795,000)    (2,282,000)
    Proceeds from maturity                                                         2,579,343      1,571,128
  Purchase of premises and equipment                                                  (6,804)        (4,172)
  Proceeds from sale of foreclosed real estate held for sale                           7,189         15,107
                                                                                   ---------      ---------
        Net cash provided by (used for) investing activities                        (906,901)      (500,809)
                                                                                   ---------      ---------
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                                                        (741,816)    (3,108,571)
    Advances from borrowers for taxes and insurance                                  (50,146)       (45,313)
  Proceeds from advances from FHLB of Des Moines                                   1,000,000              -
  Purchase of treasury stock                                                        (100,503)             -
  Proceeds from sale of common stock                                                       -      3,607,238
  Cash dividends                                                                    (181,357)             -
                                                                                   ---------      ---------
        Net cash provided by (used for) financing activities                         (73,822)       453,354
                                                                                   ---------      ---------
        Net increase (decrease) in cash and cash equivalents                        (734,421)       302,986
Cash and cash equivalents at beginning of period                                   2,036,111      1,481,262
                                                                                   ---------      ---------
Cash and cash equivalents at end of period                                        $1,301,690      1,784,248
                                                                                   ---------      ---------
                                                                                   ---------      ---------
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
    Interest on deposits                                                          $  825,319        807,154
    Interest on advances from FHLB                                                    31,471              -
    Federal income taxes                                                             128,681        130,218
    State income taxes                                                                24,002              -
  Real estate acquired in settlement of loans                                       $ 40,894         21,457

See accompanying notes to consolidated financial statements.
/TABLE

            Notes to Consolidated Financial Statements
                           (Unaudited)


 (1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 1995 contained in the Annual
     Report to Stockholders and as an exhibit filed with Form 10-KSB.

 (2) On April 18, 1996, the stockholders of Reliance Financial Inc. ratified the 1996 Stock Option Plan. All 43,000 stock options under the Plan were awarded in April, 1996 to directors, executive officers and employees. The stock options were awarded with an exercise price of $14.625 per share which was equal to the market value of the Company's common stock at the date of grant. At June 30, 1996 there were no shares exercisable.

         On April 18, 1996, the stockholders ratified the 1996 Recognition and Retention Plan (RRP). All 17,200 shares under the RRP were awarded in April, 1996 to directors, executive officers and employees. During June, 1996, 207 shares under the RRP were forfeited. Compensation expense equal to the market value of the shares at the date of grant will be recognized on a pro rata basis over five years from the date of grant.

 (3) The Company initiated a stock repurchase program upon approval by the OTS of up to 21,500 shares, or 5% of common stock issued in the Company's initial common stock offering. During May, 1996 the Company repurchased 6,700 shares of common stock at a price of $15 per share.

 (4) Earnings per share are based upon the weighted-average shares outstanding during the period. Earnings for the period October 1, 1994 to March 31, 1995 have been excluded from the calculation of earnings per share for the three and nine months ended June 30, 1995. Earnings for the period April 1, 1995 to April 7, 1995 (conversion date) were not significant. ESOP shares which have been committed to be released are considered outstanding.

 (5) The Association's deposit liabilities are insured by the SAIF fund of the FDIC. A number of proposals to more adequately fund the SAIF are being discussed by Congress. Among the proposals is a one-time assessment of 85 basis points on thrift deposits. This amount would be reflected by a charge against earnings in the period or periods the liability is incurred. Should the Association be required to pay such special assessment, the Association's capital will be reduced by approximately $131,000, based on deposits of $24.5 million at June 30, 1996 and a tax rate of 37%. In the event the assessment is not deductible for income tax purposes, capital would be reduced by approximately $208,000. Management is unable to predict whether this proposal will become law or, if enacted, the ultimate amount of the assessment, date to be used for determining deposits on which the assessment will be based, or deductibility for income tax purposes.
PAGE

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

General
The Company has no significant assets other than common stock of the Association, the loan to the Employee Stock Ownership Plan
(ESOP) and net proceeds retained by the Company following the conversion. The Company's principal business is the business of the Association. Therefore, the discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Association and its operations.

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1995. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Liquidity and Capital Resources
The Association's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Association has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the need for additional funds be required.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Association's regulatory liquidity ratio was approximately 19% at June 30, 1996. The Association maintains a high level of liquidity as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

The savings and loan industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. In recent years, the Association has originated primarily mortgage loans which permit adjustment of the interest rate after an initial term of one to three years in order to reduce inherent interest rate risk.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that the Association maintain core capital equal to 3% of adjusted total assets and maintain tangible capital equal to 1.5% of adjusted total assets. The Association must maintain an 8% risk-based capital.

The following table presents the Association's capital position relative to its regulatory capital requirements under FIRREA at June 30, 1996:

                                                                       Unaudited Regulatory Capital
                                                                  -------------------------------------
                                                                   Tangible        Core      Risk-Based
                                                                  -----------   ---------    ----------
  Stockholders' equity per consolidated
    financial statements                                          $ 7,122,103   7,122,103     7,122,103
  Stockholders' equity of Reliance Financial Inc.
    not available for regulatory capital purposes                  (1,692,348) (1,692,348)   (1,692,348)
  GAAP capital                                                      5,429,755   5,429,755     5,429,755
  General valuation allowances - limited                                    -           -       176,467
  Non-includable deferred tax assets                                 (102,000)   (102,000)     (102,000)
  Regulatory capital                                                5,327,755   5,327,755     5,504,222
  Regulatory capital requirement                                     (471,609)   (943,218)   (1,119,565)
    Regulatory capital - excess                                   $ 4,856,146   4,384,537     4,384,657

  Regulatory capital ratio                                              16.95%      16.95%        39.33%
  Regulatory capital requirement                                        (1.50)      (3.00)        (8.00)
    Regulatory capital ratio - excess                                   15.45%      13.95%        31.33%

There were no commitments to originate adjustable-rate mortgage loans at June 30, 1996.

Financial Condition
Cash and cash equivalents and certificates of deposit decreased by $1.72 million from September 30, 1995 to June 30, 1996 as such funds were used in normal operations and to purchase Federal agency obligations. The components of interest-bearing assets change from time to time based on the availability and interest rates of loans, securities, and mortgage-backed securities meeting the Association's risk guidelines. Loans receivable, net increased by $782,000, or 3.9%, from September 30, 1995 to June 30, 1996 due to the origination of $2.3 million in loans and the purchase of $2.8 million of single-family loans partially offset by loan repayments. Accrued interest receivable on loans increased by $10,000, or 8.6%, due to a higher average balance and higher interest rates on adjustable-rate loans. Other assets decreased by $25,000, or 15.2%, due to the payment of patronage dividends by the Association's data processor. The Association obtained an advance of $1.0 million from the Federal Home Loan Bank of Des Moines in order to supplement short-term liquidity. Management may utilize FHLB advances in the future where the overall cost is less than retail deposits or to meet short-term liquidity needs. Advances by borrowers for taxes and insurance decreased due to seasonal factors. Real estate taxes are paid on behalf of borrowers in December of each year. Other liabilities decreased by $71,000, or 45.9%, due to payment of bonuses accrued for the year ended September 30, 1995 and timing of payments of other accounts payable.

Asset Quality
The Association's general policy is to exclude from earnings, interest on loans contractually delinquent 90 days or more. At June 30, 1996 and September 30, 1995, the Association had $67,000 and $43,000, respectively in loans which were 90 days or more delinquent. Such delinquent loans represented .32% and .21% of net loans receivable at June 30, 1996 and September 30, 1995, respectively.

                      Results of Operations

Net Earnings
Net earnings were $224,000 and $59,000 for the nine and three months ended June 30, 1996, respectively, compared to $244,000 and $77,000, for the nine and three months ended June 30, 1995, respectively. Net earnings decreased for the nine month period ended June 30, 1996, reflecting higher noninterest expense which offset higher net interest income. Net earnings decreased for the three month period ended June 30, 1996 due to higher noninterest expense which offset higher noninterest income.

Net Interest Income
Net interest income increased by $85,000, or 9.1%, for the nine months ended June 30, 1996 over the same period of the prior year. Net interest income for the three months ended June 30, 1996 was virtually unchanged from the three months ended June 30, 1995. During the nine months ended June 30, 1996, the Association recognized amortization of unearned discount of $52,000 to interest income on certain loans which were paid off. The loans were classified as troubled debt restructurings prior to the effective date of SFAS No. 114 SFAS No. 118. Unearned discount was recognized for cash receipts in excess of the carrying amount of the loans. The increase in net interest income was also due to the completion of the sale of common stock. Upon completion of the offering of common stock, net proceeds received were invested in interest-bearing assets, while proceeds withdrawn from depositors accounts no longer incurred interest expense.


Interest Income
Interest on loans receivable increased due to a higher average yield and balance. The average yield on loans was 8.41% for the nine months ended June 30, 1995 compared to 8.64% for the nine months ended June 30, 1996. The yield on loans receivable increased by 33 basis points for the nine months ended June 30, 1996 as a result of the amortization of unearned discount to interest income on certain loans paid off as discussed in the previous paragraph. The average yield on loans was 8.28% for the three months ended June 30, 1995 compared to 8.35% for the three months ended June 30, 1996.

Interest on securities increased as a result of a higher average balance. The increase is due to a shift in investments from certificates of deposit to higher yielding Federal agency obligations.

Interest on other interest-earning assets decreased for the three months ended June 30, 1996 as compared to the same period in 1995 due to lower average balances. The nine month periods were virtually the same as lower average balances were offset by higher yields. The generally rising market interest rate environment resulted in improved yields on new investments purchased and investments which repriced during the period.

Interest Expense
Interest on deposits decreased by $3,000, or 1.0%, and increased by $19,000, or 2.3% for the three and nine months ended June 30, 1996, respectively, compared to the earlier periods due to higher interest rates offset by a lower average balance. The lower average balance resulted from purchases of common stock by depositors in connection with the conversion. The average rate increased to 4.32% for the three months ended June 30, PAGE

1996 from 3.98% for the three months ended June 30, 1995. The average rate for the nine months ended June 30, 1996 increased to 4.41% from 3.90% for the nine months ended June 30, 1995. These rate increases reflected an overall increase in market interest rates. Average deposits decreased to $24.9 million for the three and nine months ended June 30, 1996, from $27.3 million and $27.6 million for the three and nine months ended June 30, 1995, respectively.

Provision for Loan Losses
The Association had no loss provision or credit for the three months ended June 30, 1996 and a $700 net credit for the nine month period ended June 30, 1996, compared to a provision of $3,323 and $1,270 for the three and nine month periods ended June 30, 1995, respectively. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses existing in the portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and risk characteristics of the loan portfolio.

Noninterest Income
Total noninterest income increased by $13,000 to $24,000 for the three months ended June 30, 1996 from $11,000 for the three months ended June 30, 1995. Total noninterest income increased by $2,000 to $44,000 for the nine months ended June 30, 1996 from $42,000 for the nine months ended June 30, 1995. During the three and nine months ended June 30, 1996 the Association recognized income of $15,000 as a result of the sale of assets of the Association's data processing service bureau to its successor. This nonrecurring income was offset by lower deposit account service charges and mortgage loan prepayment penalty income.

Noninterest Expense
Noninterest expense increased to $251,000 and $711,000 for the three and nine months ended June 30, 1996, respectively, from $220,000 and $593,000 for the three and nine months ended June 30, 1995, respectively. Compensation and benefit costs increased by $6,000 to $144,000 for the three months ended June 30, 1996 from $138,000 for the three months ended June 30, 1995. Compensation and benefit costs increased by $76,000 to $416,000 for the nine months ended June 30, 1996 from $340,000 for the nine months ended June 30, 1995. Compensation expense related to the Employee Stock Ownership (ESOP) was $27,000 and $80,000 for the three and nine months ended June 30, 1996, respectively, compared to $37,000 for the three and nine months ended June 30, 1995. The three and nine months ended June 30, 1996 also included $10,000 related to the Recognition and Retention Plan (RRP). To a lesser extent, compensation and benefit costs also increased due to normal salary adjustments. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's common stock. SAIF deposit insurance premium decreased due to a lower deposit base and lower assessment rate. The Association's assessment rate decreased from 26 basis points to 23 basis points effective January 1, 1995. Supervisory and professional fees increased primarily as a result of legal costs incurred in conjunction with the RRP, ESOP and stock option plan, and Company's annual meeting. Other professional fees also increased as a result of operating as a public company. Other noninterest expense increased due to higher payroll tax expense incurred on shares awarded under the RRP to certain participants who elected immediate taxation under the Internal Revenue Code.
The nine month period also included higher stationery and printing costs and stock registrar expenses.

Income Taxes
Income tax expense fluctuated due to the level of pretax earnings.
PAGE

              RELIANCE FINANCIAL INC. AND SUBSIDIARY

                   PART II - Other Information

Item 1 - Legal Proceedings

       There are no material legal proceedings to which the Company or the Association is a party or of which any of their property is subject. From time to time, the Association is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities

       None.

Item 3 - Defaults upon Senior Securities

       Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

       (a)  On April 18, 1996, the Company held its Annual Meeting of
       Stockholders.

       (b) At the meeting John E. Bowman and Jeannette Larson were elected as directors, each to serve for a three-year term.

       (c)  Stockholders voted on the following matters:

          (i) The election of the following directors of the
Company:

            VOTES:               FOR      WITHHELD

            John E. Bowman      364,118     17,000
            Jeannette Larson    364,118     17,000

          (ii)  The ratification of the Company's 1996 Stock Option
                Plan:

            VOTES:            FOR      AGAINST   ABSTAIN

            339,032          313,441    22,610    2,981


          (iii) The ratification of the Company's 1996 Recognition and Retention Plan:

            VOTES:            FOR      AGAINST   ABSTAIN

            339,032          312,528    21,323    5,181

          (iv) The ratification of the appointment of Michael Trokey & Company, P.C. as auditors for the Company for the fiscal year ending September 30, 1996:

            VOTES:            FOR      AGAINST   ABSTAIN

            381,118         363,078     17,000    1,040

              RELIANCE FINANCIAL INC. AND SUBSIDIARY

                   PART II - Other Information

Item 5 - Other Information

       None.

Item 6 - Exhibits and Reports on Form 8-K.

       (a)  Exhibits: none

       (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RELIANCE FINANCIAL INC.
                               (Registrant)


DATE: August 12, 1996          BY: (S) John Bowman
                                   John Bowman, President,
                                   Principal Financial Officer
                                   and Duly Authorized Officer