Form 10-K
period 1996-09-30
RELIANCE FINANCIAL INC
filed 1996-12-30
CIK 934737

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] For the Fiscal Year Ended September 30, 1996
                                        OR
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

       For the transition period from              to

       Commission File Number    0-25768

                               RELIANCE FINANCIAL, INC.
                (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                     43-1703958
  (State or Other Jurisdiction of Inc. or Orgn.)(I.R.S. Employer ID No.)

     8930 GRAVOIS AVENUE, ST. LOUIS, MISSOURI        63123
       (Address of Principal Executive Office)    (Zip Code)

                                    (314) 631-7500
                           (Registrant's telephone number)

             Securities Registered Pursuant to Section 12(b) of the Act:

                                         NONE

             Securities Registered Pursuant to Section 12(g) of the Act:

                       COMMON STOCK, PAR VALUE $0.10 PER SHARE
                                   (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such requirements for the past 90 days.  YES  X   NO
                                            -----   -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /.

    As of December 13, 1996, there were 447,200 shares of the Registrant's Common Stock issued and 425,700 shares of the Registrant's Common Stock outstanding.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and ask price of such stock as of December 13, 1996 was approximately $5.9 million.

                         DOCUMENTS INCORPORATED BY REFERENCE

None.

                                        PART I

ITEM I. BUSINESS

RELIANCE FINANCIAL, INC.

    Reliance Financial, Inc. (the "Company") is a Delaware corporation that was organized in December 1994. On April 7, 1995, the Company acquired 100% of the capital stock of Reliance Federal Savings and Loan Association of St. Louis County (the "Savings Bank"), and sold 430,000 shares of common stock in a subscription offering for a purchase price of $10.00 per share (the "Offering"). Net proceeds from the Offering were $3.6 million. The Company retained 50% of the net Offering proceeds and used a portion of the proceeds to originate a loan to the Savings Bank's Employee Stock Ownership Plan, and used the balance of the net proceeds to purchase all of the common stock of the Savings Bank. Immediately following the Offering, the only significant assets of the Company were the common stock of the Savings Bank, the loan to the ESOP, and $1.6 million in cash, cash equivalents, and certificates of deposit. The Company is registered as a savings and loan holding company with the Office of Thrift Supervision (the "OTS").

    The business of the Company and its subsidiaries will be discussed herein as activities of the Company (on a consolidated basis), and references to the Company's historical investment activities include the activities of the Savings Bank prior to April 7, 1995 unless otherwise noted.

    The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Savings Bank and are paid separate remuneration for such services. At September 30, 1996, the Company had total consolidated assets of $32.7 million, total consolidated deposits of $24.2 million, and consolidated stockholders' equity of $6.8 million. The Company's executive office is located at 8930 Gravois Avenue, St. Louis, Missouri 63123 and its telephone number is (314) 631-7500.

RELIANCE FEDERAL SAVINGS AND LOAN ASSOCIATION OF ST. LOUIS COUNTY

    The Savings Bank is a federally chartered stock savings institution headquartered in St. Louis, Missouri, engaged primarily in the business of originating one- to four-family residential mortgage loans in its market area. The Savings Bank's policy is to originate for retention in its loan portfolio fixed rate mortgage loans with maturities of 15 years or less. At September 30, 1996, 42.5% of the Savings Bank's one- to four-family residential mortgage loan portfolio consisted of fixed-rate loans, a majority of which were originated for terms of 15 years or less. In addition to fixed-rate loans, the Savings Bank also originates for retention in its one- to four-family residential mortgage loan portfolio, adjustable-rate mortgage ("ARM") loans and 3-, 5- and 7-year "balloon" loans. At September 30, 1996, 51.4% and 6.1% of the Savings Bank's one- to four-family residential mortgage loan portfolio was comprised of ARM loans and 3-, 5- and 7-year balloon loans, respectively. In the past, the Savings Bank originated a significant number of consumer loans (primarily boat loans) and a limited number of multi-family and commercial loans. However, in recent years, the Savings Bank generally has not originated such loans.

    The Savings Bank also invests in various types of securities and assets that are permissible investments for federal savings associations, including money market mutual funds, interest-earning deposits in other financial institutions, mortgage-backed securities, and securities issued or guaranteed by the United States Government or agencies thereof. The Savings Bank funds its lending and investment activities primarily from deposits received, repayment of principal and interest on its mortgage loans, and borrowings from the Federal Home Loan Bank (the "FHLB") of Des Moines, Iowa. At September 30, 1996, core deposits, consisting of passbook accounts, NOW accounts and money market deposits totalled $9.1 million, or 37.5% of total deposits, and certificates of deposit totalled $15.1 million, or 62.5%, of total deposits.

    At September 30, 1996, the Savings Bank's net loan portfolio totalled $21.1 million, or 64.7%, of total assets. At September 30, 1996, $18.5 million, or 87.7%, of the Savings Bank's loan portfolio consisted of one- to four-family residential mortgage loans.

MARKET AREA AND COMPETITION

    The Savings Bank is a community-oriented savings institution offering a variety of financial products and services to the community it serves. The Savings Bank's market area is St. Louis County, located in East-Central Missouri, in the incorporated area generally known as Affton. Affton is primarily a mature and fully developed residential area, with very little manufacturing and only modest commercial activity. The vast majority of the Savings Bank's lending is in the area surrounding its office. To a lesser extent, the Savings Bank also originates loans in counties in Missouri contiguous to St. Louis County, such as Jefferson County and St. Charles County. To supplement mortgage loan origination in its market area, the Savings Bank purchases loans secured by properties within the State of Missouri originated by other financial institutions. To reduce the credit-risk associated with the purchase of these loans, the Savings Bank will continue its present policy of re-underwriting loans using its own underwriting standards which includes a review of the borrower's payment history and the on-site inspection of the properties collateralizing the loans. The Savings Bank's principal market for deposits is concentrated in the neighborhood surrounding its full service office in St. Louis County, Missouri.

    St. Louis, Missouri's largest city, is located in St. Louis County in East-Central Missouri and is served by Lambert International Airport. The population of St. Louis County has increased to an estimated 1.0 million in 1994 from 994,000 in 1990. The area's economy is affected primarily by the manufacturing, construction, transportation and communication industries. Major non-governmental employers in the area include McDonnell Douglas Corp., Barnes Jewish Christian Health System, Ralston Purina, Anheuser-Busch, Monsanto, Chrysler, Ford, Southwestern Bell Corp. and Trans World Airlines. As of October 1994, the unemployment rate was 4.8% in St. Louis County, compared to 3.1% nationally.

    The Savings Bank faces significant competition in the origination of loans from other savings associations, mortgage banking companies, credit unions, insurance companies, and commercial banks, many of which have greater financial and marketing resources. The Savings Bank also faces significant competition in attracting deposits. Historically, most direct competition for deposits has been from other savings banks, savings associations, commercial banks and credit unions. The Savings Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies. Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

    LOAN PORTFOLIO COMPOSITION. The Savings Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences and, to a lesser extent, construction loans, multifamily loans, and commercial real estate loans. The Savings Bank also originates a limited amount of consumer loans. At September 30, 1996, the Savings Bank's gross loan portfolio totalled $21.9 million, of which $18.5 million, or 87.7% of loans receivable, net, were one- to four-family residential mortgage loans held for investment. The remainder of the Savings Bank's mortgage loans at September 30, 1996 consisted of $1.0 million of multifamily loans, $1.5 million of real estate construction loans and $785,000 of commercial real estate loans. The Savings Bank's consumer loans consist primarily of boat loans. Consumer loans totalled $87,000 at September 30, 1996.

     ANALYSIS OF LOAN PORTFOLIO. The following table sets forth the composition of the Savings Bank's loan portfolio in dollar amounts and in percentages at the dates indicated.


                                                                    At September 30,
                                          --------------------------------------------------------------------
                                                 1996                    1995                    1994
                                          -------------------     -------------------     --------------------
                                          Amount      Percent     Amount      Percent     Amount      Percent
                                          ------      -------     ------      -------     ------      -------
                                                                 (Dollars in Thousands)

Real estate loans:
  One- to four-family residential (1)     $18,546      87.71%     $18,083      90.27%     $16,840      84.88%
  Multi-family, 5 or more units               984       4.65        1,214       6.06        1,316       6.63
  Construction                              1,526       7.22           --         --          366       1.84
  Commercial                                  785       3.71          832       4.15        1,278       6.44
                                          -------     ------      -------     ------      -------     ------
    Total real estate loans                21,841     103.29%      20,129     100.48       19,800      99.79
                                          -------     ------      -------     ------      -------     ------

Consumer and other loans:
  Boat loans                                   87       0.41          260       1.30          554       2.79
  Savings account loans                        --       0.00           19       0.10           35       0.18
  Consumer loans                               --       0.00           --       0.00            3       0.02
                                          -------     ------      -------     ------      -------     ------
    Total consumer and other loans             87       0.41          279       1.40          592       2.99
                                          -------     ------      -------     ------      -------     ------
    Total gross loans receivable           21,928     103.70%      20,408     101.88       20,392     102.78

Less:
  Loans in process                            560       2.65           --         --          129       0.65
  Allowance for losses                        204       0.96          305       1.53          388       1.95
  Unearned discount                             8       0.04           65       0.32           21       0.10
  Deferred loan fees, net                      12       0.05            7       0.03           15       0.08
                                          -------     ------      -------     ------      -------     ------
    Loans receivable, net                 $21,144     100.00%     $20,031     100.00%     $19,839     100.00%
                                          -------     ------      -------     ------      -------     ------
                                          -------     ------      -------     ------      -------     ------

TYPE OF SECURITY:
Residential:
  One- to four-family dwelling units (1)   18,546      87.71      $18,083      90.27%     $16,840      84.88%
  5 or more dwelling units                    984       4.65        1,214       6.06        1,316       6.63
  Construction                              1,526       7.22           --         --          366       1.84
  Commercial                                  785       3.71          832       4.15        1,278       6.44
  Savings accounts                             --       0.00          260       1.30          554       2.79
  Boat loans                                   87       0.41           19       0.10           35       0.18
  Other loans                                  --       0.00           --         --            3       0.02
                                          -------     ------      -------     ------      -------     ------
    Subtotal                               21,928     103.70       20,408     101.88       20,392     102.78

Less:
  Loans in process                            560       2.65           --         --          129       0.65
  Allowance for losses                        204       0.96          305       1.53          388       1.95
  Unearned discount                             8       0.04           65       0.32           21       0.10
  Deferred loan fees, net                      12       0.05            7       0.03           15       0.08
                                          -------     ------      -------     ------      -------     ------
    Total gains                           $21,144     100.00%     $20,031     100.00%     $19,839     100.00%
                                          -------     ------      -------     ------      -------     ------
                                          -------     ------      -------     ------      -------     ------

-------------------------------------
(1) Includes construction loans converted to permanent loans and FHA/VA loans.

    Loan Maturity Schedule. The following table sets forth certain information as of September 30, 1996, regarding the dollar amount of gross loans maturing in the Savings Bank's portfolio based on their contractual principal payments.


                                                                                                 Ten
                                             Due During the              Three       Five       Through    Fifteen
                                        Years Ended September 30,       Through     Through     Fifteen      Years
                                      1997        1998        1999     Five Years  Ten Years     Years      or More       Total
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------

Real estate loans:
  One- to four-family residential    $899,334    $977,819  $1,063,183  $2,412,877  $7,437,903  $3,458,037  $3,823,041  $20,072,194
  Multi-family, 5 or more units        62,459      68,335      74,763     171,286     457,268     149,615          --      983,726
  Commercial loans                     44,399      48,780      53,598      68,172     205,253     310,694      53,924      784,820
Consumer loans                         34,557      38,938      13,976          --          --          --          --       87,471
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------   ----------
     Total                         $1,040,749  $1,133,872  $1,205,520  $2,652,335  $8,100,424  $3,918,346  $3,876,965  $21,928,211
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------

    The following table sets forth the dollar amount of all gross loans at September 30, 1996 that have fixed interest rates and have floating or adjustable interest rates and which are due after September 30, 1997.



                                                            Floating Or
                                          Fixed Rates    Adjustable Rates (1)     Total
                                          -----------    --------------------   -----------

Real estate loans:
  One- to four-family residential. . . . .$8,231,191        $10,941,669         $19,172,860
  Multi-family, 5 or more units. . . . . .   271,607            649,660             921,267
  Commercial loans . . . . . . . . . . . .    57,772            682,649             740,421
Consumer loans . . . . . . . . . . . . . .    52,914              --                 52,914
                                          ----------        -----------         -----------
    Total. . . . . . . . . . . . . . . . .$8,613,484        $12,273,978         $20,887,462
                                          ----------        -----------         -----------
                                          ----------        -----------         -----------

------------------------------------
(1) Includes 3-, 5- and 7-year balloon mortgage loans.

    One- To Four-Family Residential Real Estate Loans. The Savings Bank's primary lending activity consists of the origination of one- to four-family owner-occupied residential mortgage loans, substantially all of which are collateralized by properties located in the Savings Bank's market area. At September 30, 1996, $7.3 million, or 39.5%, of the Savings Bank's one- to four-family mortgage loans had fixed rates, generally of intermediate (5-7 year) terms, with a limited amount of longer-term fixed-rate loans, not to exceed 15 years in maturity. The remainder of the Savings Bank's one- to four-family mortgage loans ($11.2 million, or 60.5% at September 30, 1996) had variable rates. Of the Savings Bank's variable rate loans at September 30, 1996, $10.0 million, or 89.4%, were one- and three-year ARM loans and $1.2 million, or 10.6%, were 3-, 5- or 7-year balloon loans.

    The Savings Bank originates ARM loans to reduce interest rate risk. Currently, the Savings Bank's ARM loans adjust at 250-275 basis points above the one-year Treasury Bill rate or the 8th District Quarterly Cost of Funds Index. Such loans are originated with terms ranging 15 to 30 years depending on customer preference. Currently, ARM loans originated by the Savings Bank provide for maximum adjustments of 2% per adjustment, with overall adjustments of 6.5%.

    The Savings Bank currently offers fixed rate one- to four-family residential mortgage loans with terms ranging from 5 to 15 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Savings Bank's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. Accordingly, estimates of the average length of one- to four-family loans that remain outstanding cannot be made with any degree of accuracy. At September 30, 1996, the average weighted life of the Savings Bank's one- to four-family residential mortgage loans was approximately 14.9 years.

    Originations of fixed rate mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Savings Bank's interest rate gap position, and loan products offered by the Savings Bank's competitors. The Savings Bank's fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Savings Bank's loan portfolio more interest rate sensitive, the Savings Bank currently emphasizes the origination of loans with terms of 15 years or less. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity Analysis."

    The Savings Bank is a portfolio lender. It has not sold loans in the secondary mortgage market since 1989 and does not intend to conduct secondary market sales in the foreseeable future. One- to four-family loans are underwritten and originated according to policies approved by the board of directors. In the current lending environment, loan repayments have exceeded demand for loans.

    The Savings Bank also originates a number of one- to four-family construction loans that convert to permanent loans after the initial construction period, which generally is six months but which may not exceed 12 months. The

Savings Bank makes a limited number of loans to builders for houses built on "spec." At September 30, 1996, the Savings Bank had $1.5 million of construction loans outstanding.


    Commercial Real Estate and Multi-Family Lending. The Savings Bank originates commercial real estate and multi-family loans on a limited basis. At September 30, 1996, such loans represented $1.8 million, or 8.4%, of the Savings Bank's gross loan portfolio. The Savings Bank generally does not solicit such loans, and originates such loans selectively and on a case-by-case basis. Because of the increased credit risk associated with such loans and the low level of demand for such loans in the Savings Bank's market area, the Savings Bank anticipates its commercial real estate and multi-family loan portfolio to decrease in the foreseeable future. The largest such loan at September 30, 1996 was $339,000.

    The Savings Bank's commercial real estate loans typically are secured by free-standing retail outlets. The Savings Bank generally makes such loans in amounts up to 75% of the appraised value of the property.

    The Savings Bank's multi-family loans are typically secured by residential properties containing 6, 8 or 12 dwelling units located in its market area. The Savings Bank makes such loans in amounts up to 75% of the appraised value of the property. Currently, the Savings Bank requires cash flow analysis on the properties, which is updated each year. The Savings Bank generally requires a positive cash flow on all multi-family properties. Multi-family loans are offered with fixed or adjustable interest rates. Fixed-rate loans generally bear interest of 300 to 400 basis points over the equivalent term U.S. Treasury issue and adjustable rate loans generally bear initial rates of 350 basis points over the equivalent term U.S. Treasury issue and adjust periodically to 350 basis points over the equivalent term U.S. Treasury issue.

    Multi-family and commercial real estate loans generally are for larger loan amounts and involve greater risks than one- to- four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Savings Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Savings Bank obtains appraisals on each property in accordance with applicable regulations.


    Consumer and Other Lending. The Savings Bank also offers consumer loans which consist primarily of savings account loans.

    Between 1985 and 1990, the Savings Bank made a substantial number of loans on new and used boats. Management of the Savings Bank at that time was attracted by the relatively high interest rates and short amortization schedules offered by these loans compared to alternative investments. The Savings Bank has virtually eliminated its origination of boat loans due, in part, to increased levels of delinquencies and repossessions on boat loans originated directly by the Savings Bank. While boat loans still constitute $87,000, or 0.41%, of the Savings Bank's loan portfolio at September 30, 1996, management of the Savings Bank does not currently anticipate that the origination of boat loans will constitute a significant part of its consumer loan portfolio in the future.

    Consumer loans entail greater risks than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. While the Savings Bank has greatly reduced its portfolio of non-performing consumer loans, no assurance can be given that the Savings Bank's delinquency rate on consumer loans will remain low in the future.

    The Savings Bank's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Savings Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Savings Bank's fixed rate mortgage loan portfolio, and the Savings Bank has generally exercised its rights under these clauses.

    Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Savings Bank's lending policies limit the maximum loan-to-value ratio on fixed rate loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.

    The Savings Bank makes one- to four-family real estate loans with loan-to-value ratios of up to 80%. The Savings Bank requires fire and casualty insurance, appraisals by an independent certified appraiser, and a certificate of title, on all properties securing real estate loans made by the Savings Bank.

    Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Savings Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Savings Bank appraises the real estate intended to collateralize the proposed loan. An underwriter in the Savings Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Savings Bank's written loan policies, all loans over $300,000 must be approved by the board of directors, which meets monthly. However, the Savings Bank's Chief Executive Officer and Executive Vice President have authority to approve loans up to $175,000. After the loan is approved, a loan commitment letter is promptly issued to the borrower.

    To supplement mortgage loan origination in its market area, the Savings Bank anticipates purchasing loans secured by properties within the State of Missouri originated by other financial institutions, to the extent attractive purchases are available. To reduce the credit-risk associated with the purchase of these loans, the Savings Bank will continue its present policy of re-underwriting loans using its own underwriting standards which includes a review of the borrower's payment history and the on-site inspection of the properties collateralizing the loans.

    If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 45-day periods in the case of loans to refinance, 45-day periods in the case of loans to purchase existing real estate, and 45-day periods for construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A certificate of title, based on a title search of the property, is required on all loans secured by real property. There was $93,000 in commitments for one-to-four family loans and $560,000 of loans in process for one-to-four family construction loans as of September 30, 1996.

    Origination of Loans. The table below summarizes the Savings Bank's loan and mortgage-backed securities activity for the periods indicated.


                                                     Year Ended September 30,
                                                -------------------------------
                                                 1996       1995        1994
                                                ------     ------      ------
                                                        (In Thousands)

Total gross loans receivable at
  beginning of year. . . . . . . . . . . . . . .$20,408    $20,392     $23,406
Loan originations:
  Real estate:
    One- to four-family residential. . . . . . .   1,250        802        993
    Multi-family, 5 or more units. . . . . . . .      13         --         86
    Construction . . . . . . . . . . . . . . . .   1,678        509        658
    Commercial . . . . . . . . . . . . . . . .        --         --        192
  Consumer and other loans
    Boat loans . . . . . . . . . . . . . . . . .      --         --         --
    Savings account loans. . . . . . . . . . . .      --         --          21
    Consumer loans . . . . . . . . . . . . . . .      --         --          --
                                                  ------      -------   -------
      Total loans originated . . . . . . . . . .   2,941        1,311     1,950

Loans purchased. . . . . . . . . . . . . . . . .   3,387        3,212     1,372
Loans sold . . . . . . . . . . . . . . . . . . .      --           --        --
Loans transferred to REO . . . . . . . . . . . .     (41)         (21)       --
Loans transferred to Repo assets . . . . . . . .      --            --       (65)
Loan repayments. . . . . . . . . . . . . . . . .  (4,735)      (4,412)   (6,044)
Other loan activity, net . . . . . . . . . . . .     (32)         (74)     (227)
                                                  ------       -------   -------
     Total gross loans receivable at
       end of year . . . . . . . . . . . . . . . $21,928      $20,408   $20,392
                                                 -------      -------   -------
                                                 -------      -------   -------

Mortgage-backed securities at beginning
  of year. . . . . . . . . . . . . . . . . . . .  $5,650       $6,299    $3,197
Purchases. . . . . . . . . . . . . . . . . . . .      --           --     3,860
Sales. . . . . . . . . . . . . . . . . . . . . .      --           --        --
Repayments, net. . . . . . . . . . . . . . . . .    (149)        (649)     (758)
                                                  ------      -------   -------

Mortgage-backed securities at end
    of year. . . . . . . . . . . . . . . . . . .  $5,501        $5,650     $6,299
                                                  ------        ------     ------
                                                  ------        ------     ------

    Loan Service Charges and Other Income. In addition to interest earned on loans, the Savings Bank receives fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans, including loan servicing. Income from these activities varies from period to period with the volume and type of loans originated.

    In connection with the origination of mortgage loans, the Savings Bank charges points for origination, commitment and discounts, and fees for processing and closing in addition to requiring borrower reimbursement for out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. Because of the highly competitive mortgage market in which the Savings Bank originates loans, the point structure varies considerably, depending upon the type of mortgage loan being made, its interest rate and other competitive factors. Origination fees ranging from zero to two points generally are quoted on mortgage loan originations. The amount of the origination fee is typically higher with a lower interest rate quoted and lower if a higher interest rate is established for the loan. Since the availability of zero point mortgage loans in recent years, most borrowers typically accept a slightly higher interest rate and pay zero points. Commitment fees are paid by the applicant at the time of loan commitment, whereas the origination and discount fees are paid at time of closing. Accounting standards adopted under SFAS 91 prescribe the accounting treatment for origination and commitment fees. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts amortized as an adjustment of the related loan's yield.
These amounts are amortized to interest income using the level yield method over the contractual life of the related loans. Deferred loan fees totalled $12,000, $7,000 and $16,000 at September 30, 1996, 1995 and 1994,
respectively.

    Loan Concentration. FIRREA amended the Home Owners' Loan Act ("HOLA") to limit the amount of credit a savings association could extend to any single borrower or related group of borrowers generally to 15% of the savings association's unimpaired capital and surplus. The applicable regulations also provide that additional amounts of credit may be extended to such borrowers, in certain circumstances, in amounts up to 10% of the savings association's unimpaired capital and surplus, if such credit is secured by readily marketable collateral, which generally does not include real estate. Loans originated prior to the enactment of the FIRREA, however, are deemed to comply with the limits imposed by FIRREA if made in accordance with the then applicable lending limits. At September 30, 1996, the Savings Bank had one borrower that had a concentration in excess of the loans-to-one-borrower limitation. At September 30, 1996, the maximum dollar amount of loans to one borrower that the Savings Bank was authorized to make was $809,000. At that date, the largest concentration of loans to any one borrower totalled $960,000. All of these loans were originated prior to the enactment of FIRREA.

    Mortgage-Backed Securities. The Savings Bank also invests in mortgage-backed securities. At September 30, 1996, mortgage-backed securities totalled $5.5 million, or 16.8%, of total assets. At September 30, 1996, $2.0 million, or 35.5%, of the Savings Bank's portfolio of mortgage-backed securities had fixed-rates. All mortgage-backed securities at September 30, 1996 were guaranteed by the GNMA or insured by either the FNMA or the FHLMC. At that date, the market value of the Savings Bank's net mortgage-backed securities portfolio totalled approximately $5.3 million. At September 30, 1996, 1995 and 1994, the book value of the Savings Bank's mortgage-backed securities portfolio totalled $5.5 million, $5.6 million and $6.3 million, respectively.

    Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans with varying interest rates and maturities. The mortgage loans backing the mortgage-backed securities are variable or fixed-rate loans. The interest rate risk characteristics of the underlying pool of mortgages as well as the prepayment risk are passed on to the holder of the mortgage-backed securities. Consequently, in a declining interest rate environment there is a risk that mortgage-backed securities will prepay faster than anticipated thereby adversely affecting the yield to maturity and the related market value of the mortgage-backed securities. Moreover, there can be no assurance that the Savings Bank would be able to reinvest the cash flow from prepaid mortgage-backed securities into comparable yielding investments. In a rising interest rate environment the value of the mortgage-backed securities may be impaired since mortgage-backed securities with fixed-rate underlying mortgage loans will be worth less as investors seek higher yielding investments.

    The Savings Bank's mortgage-backed securities portfolio includes collateralized mortgage obligations ("CMO"). The Savings Bank invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure, because mortgage-backed securities are more liquid than mortgage loans.

    CMOs are securities created by segregating or partitioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flow from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. CMOs are typically issued by a special-purpose entity (the "issuer") that may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Accordingly, a CMO instrument may be purchased in equity form (E.G., trust interests, stock and partnership interests) or nonequity form (E.G., participating debt securities). All of the Savings Bank's CMOs are nonequity interests. CMOs are collateralized by mortgage loans or mortgage-backed securities that are transferred to the CMO trust or pool by a sponsor. The issue is structured so that collections from the underlying collateral provide a cash flow to make principal and interest payments on the obligations, or "tranches," of the issuer.

     CMOs totalled $3.5 million, or 64.5%, of the Savings Bank's total mortgage-backed securities portfolio on September 30, 1996, all of which were backed by federal agency collateral and all of which had floating rates. The margin ranged from 100 to 150 basis points over the 11th District Cost of Funds Index, and adjusts monthly.

     Effective February 1992, the OTS adopted Thrift Bulletin 52 ("TB 52"). Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investment in certain "high risk mortgage securities." "High-risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of three tests that are set forth in TB 52. High-risk mortgage securities may be purchased only in limited circumstances, and if held in a portfolio, must be reported as trading assets at market value, or as available-for-sale assets at the lower of cost or market value. In certain circumstances, OTS examiners may seek the orderly divestiture of high-risk mortgage securities. Prior to purchasing a mortgage derivative security the Loan/Investment Committee obtains an analysis of whether the mortgage security meets any one of the three TB 52 tests, and falls into the category of "high-risk mortgage security." The committee thereafter presents such analysis to the Board. The Savings Bank documents no less frequently than annually whether a change in the characteristics of any mortgage derivative security in its portfolio causes such security to become a "high-risk mortgage security." As of September 30, 1996, the Savings Bank does not hold any "high-risk mortgage securities" in its portfolio.

     Set forth below is a table showing the Savings Bank's purchases and repayments of mortgage-backed securities for the periods indicated.



                                                     Year Ended September 30,
                                                 -------------------------------
                                                  1996        1995         1994
                                                 ------      ------       ------
                                                         (In Thousands)

Mortgage-backed securities at beginning
  of year                                        $5,650      $6,299       $3,197
Purchases                                            --          --        3,860
Sales                                                --          --           --
Repayments, net                                    (149)       (649)        (758)
                                                 ------      ------       ------
  Mortgage-backed securities at end
    of year                                      $5,501      $5,650       $6,299
                                                 ------      ------       ------
                                                 ------      ------       ------

Delinquencies and Classified Assets

     Delinquent Loans. Management performs a monthly review of all delinquent loans, which is then presented monthly to the Board of Directors. The procedures taken by the Savings Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency.

     The Savings Bank's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 30th day of delinquency. A delinquency letter is sent if the loan continues to be delinquent after 60 days. After 90 days, the Savings Bank sends a letter demanding the loan be brought current within 30 days. After 120 days, the Savings Bank accelerates the loan and begins foreclosure efforts.

     The Savings Bank's general policy is not to accrue interest on all loans 90 days past due. The Savings Bank will discontinue the accrual of interest on loans and establish a reserve upon a determination that the loan may result in a loss. Interest on loans contractually delinquent 90 days or more is excluded from earnings in all cases. Property acquired by the Savings Bank as a result of a foreclosure on a mortgage loan is classified as foreclosed real estate and is recorded at the lower of the investment on the related loan or fair value at the date of acquisition and carried at the lower of cost or fair value, less anticipated selling costs. At September 30, 1996, 1995, and 1994, the Savings Bank had $67,000, $43,000 and $286,000, respectively, in loans that were 90 days or more delinquent. Such delinquent loans represented 0.32%, 0.21% and 1.44% of net loans receivable at September 30, 1996, 1995 and 1994, respectively.

Delinquent Loans and Troubled Assets

     The following table sets forth information with respect to the Savings Bank's delinquent loans and other problem assets at September 30, 1996.

                                                        At September 30, 1996
                                                        ---------------------
                                                        Balance        Number
                                                        -------        ------
                                                              (In Thousands)

Residential real estate:
  Loans 60 to 89 days delinquent . . . . . . . . . . . .  $354              5
  Loans 90 days or more delinquent (1) . . . . . . . . .    67              2
Commercial real estate:
  Loans 60 to 89 days delinquent . . . . . . . . . . . .     0             --
  Loans 90 days or more delinquent (1) . . . . . . . . .     0             --
Consumer loans (60 days delinquent). . . . . . . . . . .     0             --
Foreclosed real estate and repossessions . . . . . . . .     0             --
Other non-performing assets. . . . . . . . . . . . . . .     0             --
Restructured loans within the meaning of
  Statement of Financial Accounting
  Standards No. 15 (not included in other
  non-performing categories above) . . . . . . . . . . .     0             --

Total non-performing assets. . . . . . . . . . . . . . .    67              2

-----------------------------
(1) Interest accruals on loans are generally discontinued when the payment of principal or interest is contractually more than 90 days past due.

    The following table sets forth information with respect to nonperforming assets in the Savings Bank's portfolio at the dates indicated.

                                                   AT SEPTEMBER 30,
                                        -----------------------------------
                                         1996           1995           1994
                                        -------        -------        ------
                                               (DOLLARS IN THOUSANDS)
Delinquent loans: (1)
  One- to four-family residential         $67          $43              $110
  All other mortgages                     --           --               --
  Commercial non-real estate              --           --               174
  Consumer loans, other                   --           --                 2
                                        ----         ----              ----
    Total delinquent loans                67           43               286
                                        ----         ----              ----

Total foreclosed real estate              --            6               --
                                        ----         ----              ----
Total repossessed assets                  --           --               --
                                        ----         ----              ----

Troubled debt restructurings before
  the effective date of SFAS No. 114
  and 118                               $--          $299              $320
                                        ----         ----              ----
    Total nonperforming assets          $67          $348              $606
                                        ----         ----              ----
                                        ----         ----              ----
Total loans delinquent 90 days or
  more to net loans receivable          0.32%        0.21%             1.44%
Total loans delinquent 90 days or
  more to total assets                  0.21         0.13              0.89
Total nonperforming assets to
  total assets                          0.21         1.06              1.88


------------
(1) Represents loans delinquent 90 days or more.



    CLASSIFIED ASSETS. Federal regulations require the classification of loans and other assets such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard", "doubtful" or "loss" assets. The Savings Bank's classification policies provide that assets will be classified according to OTS regulations. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

The following table sets forth the aggregate amount of the Savings Bank's classified assets at the dates indicated.

                                        AT SEPTEMBER 30,
                                 ----------------------------------
                                 1996           1995           1994
                                 ----          ------         -----
                                          (IN THOUSANDS)
Special mention assets            $--           $--           $  4
Substandard assets                 67            85            743
Doubtful assets                    --            --             17
Loss assets                        --            --             --
                                 ----           ----           ----
  Total classified assets         $67           $85           $764
                                 ----           ----           ----
                                 ----           ----           ----


  The Savings Bank's policies provide that the Board of Directors review a report of all classified assets on a monthly basis and that such classified asset reports be provided to the OTS on a quarterly basis. When the Savings Bank determines that an asset should be classified, it generally does not establish a specific allowance for such asset unless it determines that a loss on such asset is evident. The Savings Bank may increase, however, its general valuation allowance in an amount deemed prudent. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The Savings Bank's policies provide for the establishment of a specific allowance equal to 100% of each asset classified as "loss" or to charge-off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The Savings Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulations and believes its classification policies are consistent with OTS policies.

  ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained at a level considered adequate to absorb future loan losses. Management of the Savings Bank, in determining the provision for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Savings Bank utilizes a two tier approach: (i) identification of problem loans and the establishment of specific loss allowances on such loans; and
(ii) establishment of general valuation allowances on the remainder of its loan portfolio. The Savings Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. Although the Savings Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Savings Bank will not be required to make additions to the allowance for losses on loans in the future. Future additions to the Savings Bank's allowance for loan losses and any changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate reserve levels, and inflation.

  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information with respect to the Savings Bank's allowance for loan losses at or for the dates indicated.

                                              YEAR ENDED SEPTEMBER 30,
                                          --------------------------------
                                           1996         1995         1994
                                          ------       ------       ------
                                               (DOLLARS IN THOUSANDS)
Total gross loans receivable               $21,928      $20,408      $20,392
                                          --------     --------      -------
                                          --------     --------      -------
Average net loans receivable               $21,143      $19,904      $20,795
                                          --------     --------      -------
                                          --------     --------      -------

Allowance balances at beginning of year        305          388          434
Provision charged (credited) to expense       (108)         (87)        (115)
Charge-offs:
  Real estate                                 --            (20)         --
  Consumer                                    --             (1)         --
Recoveries:
  Real estate                                    5           19           30
  Consumer                                       2            6           39
                                          --------     --------      -------
Allowance balances at end of year             $204         $305         $388
                                          --------     --------      -------
                                          --------     --------      -------

Allowance for loan losses as a percent of
  total gross loans outstanding at
  end of year                                0.93%        1.49%         1.90%
Net loans charged off (recovered) as a
  percent of average loans outstanding      (0.03)       (0.02)        (0.33)
Ratio of allowance for loan losses to
  total nonperforming loans at
  end of year                              304.48%      709.30%       135.66%
Ratio of allowance for loan losses to
  non-performing assets at
  end of year                              304.48%       87.64%        64.03%


  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated.

                                                                             AT SEPTEMBER 30,
                                     ---------------------------------------------------------------------------------------------
                                                 1996                             1995                           1994
                                     ------------------------------   -------------------------------  ---------------------------
                                               % OF                               % OF                          % OF
                                              LOANS IN      % OF                 LOANS IN     % OF             LOANS IN    % OF
                                                EACH      ALLOWANCE                EACH     ALLOWANCE           EACH     ALLOWANCE
                                              CATEGORY    TO GROSS               CATEGORY   TO GROSS           CATEGORY   TO GROSS
                                              TO TOTAL    LOANS IN               TO TOTAL   LOANS IN           TO TOTAL   LOANS IN
                                                NET         EACH                   NET        EACH               NET       EACH
                                     AMOUNT    LOANS      CATEGORY    AMOUNT      LOANS     CATEGORY   AMOUNT   LOANS     CATEGORY
                                     ------   --------    --------    ------     ---------  --------   ------  --------   --------
                                                                         (DOLLARS IN THOUSANDS)
Balance at end of period
 applicable to:
    One- to four-family and
     multifamily                     $36       92.36%      0.18%       $37        96.33%      0.19%    $109    91.51%     0.60%
    Real estate construction           2        7.22       0.13         --          --         --         1     1.84      0.15
    Commercial real estate            15        3.71       1.91         16         4.15       1.92       26     6.44      2.03
    Consumer                           2        0.41       2.29          5         1.40       1.79       11     2.99      1.86
    Unallocated                      149         --         --         247          --         --       241      --        --
                                    -----                            -----                             -----
      Total allowance for loan
       losses                       $204                   0.93%      $305                    1.49%    $388               1.90%
                                    -----                            -----                             -----
                                    -----                            -----                             -----


INVESTMENT ACTIVITIES


  Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured associations and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Savings Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Savings Bank has maintained liquid assets above the minimum OTS requirements, and its average liquidity ratio of 18.3% for September 1996 exceeded the 5% regulatory liquidity requirement. The Savings Bank believes that its average level of liquid assets is adequate to meet its normal daily activities.

  The investment policy of the Savings Bank established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Savings Bank's lending activities. The Savings Bank's policies generally limit investment securities to investments qualifying as eligible investments under OTS regulations. Investments are made with the intent and ability to hold them to maturity. Day-to-day management of the Savings Bank's investment activities is supervised by the Chief Executive Officer. The Chief Executive Officer reports monthly on all investment activities to the full Board of Directors of the Savings Bank.

  At September 30, 1996, the Savings Bank had securities in the aggregate carrying amount of $2,498,000 with a market value of $2,479,000. At September 30, 1996, the Savings Bank's securities portfolio included $1,689,000 of U.S. Government and federal agency obligations, and $336,000 investment in common stock of the FHLB of Des Moines. The Savings Bank also invests in mutual funds which invest in FNMA, FHLMC and other federal agency obligations. At September 30, 1996, the Savings Bank had a carrying value of $473,000 in mutual funds. The value of the mutual funds fluctuates with changes in the value of the underlying securities. However, the Savings Bank believes that the risk of loss on this investment is limited given the type of securities underlying the mutual funds. Such investments are liquid and therefore allow the Savings Bank to respond to changing market conditions. The securities portfolio is accounted for on an amortized cost basis, excluding equity securities (mutual funds and FHLB common stock) which are carried at market value. Finally, at September 30, 1996, the Savings Bank and Company had $1.6 million in certificates of deposit at other financial institutions and $1.0 million in other interest-earning assets, consisting principally of FHLB deposits.

INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Savings Bank's investment portfolio at the dates indicated.

                                                  AT SEPTEMBER 30,
                                           ---------------------------
                                            1996       1995      1994
                                           ------     ------    ------
                                                   (IN THOUSANDS)

Held to maturity: (1)
  U.S. Government and agency obligations   $1,689       $486      $484
Available for sale: (2)
  Short-term U.S. Government
    Securities Portfolio (3)                  238        242       239
  Mortgage Securities Portfolio               235        241       234
                                           ------     ------    ------
                                              473        483       473

  FHLB stock                                  336        329       329
                                           ------     ------    ------
     Total securities                       2,498      1,298     1,286
Interest-earning deposits in other
  institutions (4)                          2,546      4,656     3,710
                                           ------     ------    ------
     Total investments                     $5,044     $5,954    $4,996
                                           ------     ------    ------
                                           ------     ------    ------

----------------
(1) Recorded at cost, adjusted for amortization of premiums and accretion of discounts over the life of the security using the interest method.

(2)  Equity securities, consisting of mutual funds at market value. See
     Note 1 and 3 of Notes to Consolidated Financial Statements. The Short-term U.S. Government Securities Portfolio consists primarily of U.S. Treasury, agency obligations and other debt securities maturing in five years or less. The Intermediate-term Mortgage Securities Portfolio consists primarily of collateralized mortgage obligations (which are derivatives of mortgage-backed securities) issued by FHLMC, FNMA and commercial enterprises. The Portfolio also invests in FHLMC and FNMA pass-through certificates and, to a lesser extent, U.S. Treasury instruments and certificates of deposit. The average maturity of the Portfolio is approximately 7.6 years.

(3)  Formerly known as Intermediate-Term Liquidity Portfolio.

(4)  Includes certificates of deposit and FHLB deposits.

INVESTMENT PORTFOLIO MATURITIES

  The following table sets forth the scheduled maturities, carrying values, market values, average lives, and average yields for the Company's investments at September 30, 1996.


                                                                   AT SEPTEMBER 30, 1996
                             -----------------------------------------------------------------------------------------------------
                                ONE YEAR OR LESS     ONE TO FIVE YEARS   FIVE TO TEN YEARS             TOTAL INVESTMENTS
                             ---------------------  ------------------  -------------------  -------------------------------------
                                          WEIGHTED            WEIGHTED             WEIGHTED                     AVERAGE   WEIGHTED
                             CARRYING     AVERAGE   CARRYING  AVERAGE   CARRYING   AVERAGE   CARRYING  MARKET  LIFE IN    AVERAGE
                              VALUE        YIELD     VALUE     YIELD     VALUE      YIELD     VALUE     VALUE  YEARS (1)   YIELD
                             --------     --------  --------  --------  --------   --------  --------  ------  ---------  --------
                                                                  (DOLLARS IN THOUSANDS)

Debt securities: (1)
U.S. Government and
    agency obligations       $ --           -- %     $1,689     6.25%       $--      -- %     $1,689    $1,670     3.39     6.25%
                             ------                  ------                 ---               ------    ------

Equity securities:
  Mutual funds (3)              473        6.36          --       --         --       --        $473      $473       --     6.36%
  FHLB stock                    336        7.25          --       --         --       --         336       336       --     7.25
                             ------                  ------                 ---               ------    ------
Total                        $  809        6.73      $1,689     6.25        $ 0     0.00      $2,498    $2,479     2.29     6.41%
                             ------                  ------                 ---               ------    ------

Interest-earning deposits:
   Certificates of deposit      695        6.37         891     6.51         --       --       1,586     1,586     1.81     6.45
   Other (2)                    960        5.17          --       --         --       --         960       960       --     5.17
                             ------                  ------                 ---               ------    ------
     Total                    1,655        5.68         891     6.51          0     0.00       2,546     2,546     1.14     5.98
                             ------                  ------                 ---               ------    ------

   Total investments         $2,464        6.03%     $2,580     6.34%       $ 0     0.00%     $5,044    $5,025     1.72     6.19%
                             ------                  ------                 ---               ------    ------
                             ------                  ------                 ---               ------    ------

----------
(1)  Excludes equity securities, FHLB stock and mutual funds.

(2) Consists primarily of interest-bearing deposits in the FHLB, which are repriced daily.

(3)  Invested in Asset Management Funds.

Sources of Funds

    GENERAL. Deposits are the major source of the Savings Bank's funds for investment and lending purposes. In addition to deposits, the Savings Bank derives funds from the amortization and prepayment of mortgage-backed securities and loans, the maturity of investment securities, operations and, if needed, advances from the FHLB. Scheduled principal repayments on mortgage-backed securities and loans are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes, although the Savings Bank has not relied heavily on other borrowing sources in recent years.

    DEPOSITS. The Savings Bank's deposits consist of passbook savings and certificate accounts having a range of interest rates and terms, NOW accounts and money market deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Savings Bank's deposits are obtained primarily from the area in which its office is located. The Savings Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Savings Bank nor does the Savings Bank use brokers to obtain deposits. Further, the Savings Bank has not emphasized the solicitation of deposit accounts by increasing the rates of interest paid as quickly as some of its competitors nor has it emphasized offering higher dollar amount deposit accounts with higher yields to replace deposit account runoff. Management constantly monitors the Savings Bank's deposit accounts, for activity, type of account and total balances, competition rates, and the Savings Bank's cost of funds, adjusting accordingly. Based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

    DEPOSIT ACTIVITY. The following table sets forth the dollar change in deposit accounts of the Savings Bank for the periods indicated.

                                         YEAR ENDED SEPTEMBER 30,
                               --------------------------------------------
                                  1996            1995              1994
                               -----------     -----------      -----------

Net withdrawals .............  $(1,859,840)    $(4,292,956)     $(2,620,381)
Interest credited ...........      840,945         858,966          892,157
                               -----------      ----------      -----------
  Net increase (decrease)
     in deposits ............  $(1,018,895)    $(3,433,990)     $(1,728,224)
                               -----------      ----------      -----------
                               -----------      ----------      -----------

   DEPOSIT FLOW. The following table sets forth the change in dollar amount of deposit accounts in the various types offered by the Savings Bank between the dates indicated.


                         BALANCE                                   BALANCE                                  BALANCE
                           AT             %                          AT             %                          AT           %
                      SEPTEMBER 30,    OF TOTAL     INCREASE/    SEPTEMBER 30,    OF TOTAL   INCREASE/    SEPTEMBER 30,   OF TOTAL
                          1996         DEPOSITS    (DECREASE)        1995         DEPOSITS   (DECREASE)      1994         DEPOSITS
                      -------------    --------    ----------    -------------    --------   -----------  -------------   --------
Passbook savings....   $ 6,227,050       25.7%       (380,782)    $ 6,607,832       26.2%    $(1,333,714)  $ 7,941,546      27.7%
NOW accounts........     1,533,669        6.3          73,849       1,459,820        5.8          95,595     1,364,225       4.8
Super NOW accounts..       125,232        0.5         (30,223)        155,455        0.6          15,736       139,719       0.5
Money market
 deposit accounts...     1,221,855        5.0        (205,976)      1,427,831        5.7        (881,719)    2,309,550       8.1
Certificates:
  3 months..........        42,238        0.2         (37,110)         79,348        0.3          22,685        56,663       0.2
  6 months..........     1,221,557        5.0         (92,135)      1,313,692        5.2        (994,114)    2,307,806       8.0
  9 months..........     1,633,632        6.8         (73,696)      1,707,328        6.8       1,086,395       620,933       2.2
  12 months.........     4,416,884       18.2         758,764       3,658,120       14.5        (727,058)    4,385,178      15.2
  18 months.........       624,966        2.6         (62,728)        687,694        2.7        (227,548)      915,242       3.2
  24 months.........     1,089,320        4.5         135,984         953,336        3.8         357,881       595,455       2.1
  30 months.........     1,446,940        6.0        (208,159)      1,655,099        6.5        (473,820)    2,128,919       7.4
  36 months.........       508,100        2.1         (55,594)        563,694        2.2          65,675       498,019       1.7
  48 months.........       771,516        3.2          17,646         753,870        3.0        (335,535)    1,089,405       3.8
  5 years...........     2,881,034       11.9        (355,245)      3,236,279       12.8         105,025     3,131,254      10.9
  6-8 years.........       489,966        2.0        (503,490)        993,456        3.9        (209,474)    1,202,930       4.2
                       -----------      ------    -----------     -----------      ------    -----------   -----------     ------
   Total deposits...   $24,233,959      100.00%   $(1,018,895)    $25,252,854      100.00%   $(3,433,990)  $28,686,844     100.00%
                       -----------      ------    -----------     -----------      ------    -----------   -----------     ------
                       -----------      ------    -----------     -----------      ------    -----------   -----------     ------

    DEPOSIT PROGRAMS. Deposit accounts in the Savings Bank as of September 30, 1996, were represented by the various types of deposit programs described below.



   WEIGHTED                                                                                      PERCENTAGE
   AVERAGE                                                          MINIMUM                       OF TOTAL
INTEREST RATE     TERM         DEPOSIT TYPE                         BALANCE        BALANCE         DEPOSITS
------------- ------------    ---------------------------------     --------       -------       -----------
                                                                                (IN THOUSANDS)

2.00%         None             NOW accounts                         $  200          $ 1,534          6.33%
2.25          None             Super NOW accounts                    1,000              125          0.52
3.10          None             Money market deposit accounts (1)     1,000            1,222          5.04
2.75          None             Passbook (2)                            100            6,227         25.70

5.29%                          CERTIFICATES OF DEPOSIT
----                           ------------------------

              3 months         Three Month (3)                       1,000               42          0.17
              6 months         Six Month (3)                         1,000            1,222          5.04
              9 months         Nine Month (3)                        1,000            1,634          6.74
              1 year           Deregulated (4)                         500            4,417         18.23
              1.5 years        Deregulated (4)                         500              625          2.58
              2 years          Deregulated (4)                         500            1,089          4.50
              2.5 years        Deregulated (4)                         500            1,447          5.97
              3 years          Deregulated (4)                         500              508          2.10
              4 years          Deregulated (4)                         500              771          3.17
              5 years          Deregulated (4)                         500            2,881         11.89
              6 to 8 years     Deregulated (5)                         500              490          2.02
                                                                                    -------         -----
4.31%                            Total Deposits                                     $24,234        100.00%
----                                                                                -------         -----
----                                                                                -------         -----


------------------
(1) $1,000 required to open account; $1,000 average monthly balance thereafter.
(2) $100 required to open account; $100 average monthly balance thereafter.
(3) Includes retirement accounts; $1,000 required to open account.
(4) Includes retirement accounts; $500 required to open account.
(5) Includes retirement accounts; $500 required to open account; no longer offered, rollovers only.

    CERTIFICATES OF DEPOSIT BY RATES. The following table sets forth the certificates of deposit classified by rates as of the dates indicated.

                                       AT SEPTEMBER 30,
                        ----------------------------------------------
                           1996             1995             1994
                        ------------     ------------     ------------
RATE
----

2.65-2.99%. . . . .     $        --      $        --      $   89,439
3.00-3.99%. . . . .         200,738        1,429,076       8,229,659
4.00-4.99%. . . . .       2,733,312        3,527,685       3,814,160
5.00-5.99%. . . . .      10,396,312        7,183,614       2,069,308
6.00-6.99%. . . . .       1,503,566        2,000,802         205,049
7.00-7.99%. . . . .           5,000          606,147         876,867
8.00-8.99%. . . . .           3,453          319,153       1,132,800
9.00-9.99%. . . . .         283,772          535,439         514,522
                        -----------     ------------     ------------
                        $15,126,153      $15,601,916     $16,931,804
                        -----------     ------------     ------------
                        -----------     ------------     ------------

    CERTIFICATES OF DEPOSIT MATURITY SCHEDULE. The following table sets forth the amount and maturities of certificates of deposit at September 30, 1996.

                                                          AMOUNT DUE
                          ---------------------------------------------------------------------------
                          LESS THAN      1-2        2-3        3-4       4-5       OVER
                           ONE YEAR     YEARS      YEARS      YEARS     YEARS     5 YEARS      TOTAL
                           --------     ------     ------     ------    -----     -------     -------
                                                          (In Thousands)
Rate
-----

3.15% - 3.99%. . . . .     $  201       $   --      $  --        $ --      $ --      $ --     $   201
4.00% - 4.99%. . . . .      2,460          177         96          --        --        --       2,733
5.00% - 5.99%. . . . .      6,199         2,019      1,346        244       512        76      10,396
6.00% - 6.99%. . . . .        525           306        142        514        --        17       1,504
7.00% - 7.99%. . . . .          5            --         --         --        --        --           5
8.00% - 8.99%. . . . .         --             3         --         --        --        --           3
9.00% - 9.99%. . . . .        284            --         --         --        --        --         284
                           ------        ------     ------       ----      ----       ---     -------
     Total                 $9,674        $2,505     $1,584       $758      $512       $93     $15,126
                           ------        ------     ------       ----      ----       ---     -------
                           ------        ------     ------       ----      ----       ---     -------


    LARGE CERTIFICATES OF DEPOSIT. At September 30, 1996, the Savings Bank had five certificates of deposit of $100,000 or more, amounting to $509,000 or 3.4% of the Savings Bank's aggregate time deposits.

                                                      CERTIFICATES
                                                       OF DEPOSITS
                                                      -------------
                                                      (IN THOUSANDS)

Three months or less . . . . . . . . . . . . . . .        $  100
Over three through six months. . . . . . . . . . .           103
Over six through nine months . . . . . . . . . . .           106
Over nine through twelve months. . . . . . . . . .            --
Over twelve months . . . . . . . . . . . . . . . .           200
                                                          ------

   TOTAL                                                  $  509
                                                          ------
                                                          ------


    BORROWINGS. Deposits are the Savings Bank's primary source of funds. The Savings Bank also occasionally obtains advances from the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateral requirements. The maximum amount that the FHLB will advance to member institutions, including the Savings Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the Federal Housing Finance Board. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At September 30, 1996, the Savings Bank had $1.0 million in advances from the FHLB at a rate of 5.81% and maturing on December 18, 1996.

PERSONNEL

    As of September 30, 1996, the Savings Bank had nine full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit, and the Savings Bank considers its relationship with its employees to be good.

                             FEDERAL AND STATE TAXATION

General

    The Company and the Savings Bank file separate corporate federal income tax return(s) on a September 30 fiscal year basis. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of all tax rules applicable to the Savings Bank or the Company.

Federal Taxation

    Tax Bad Debt Reserves. Savings associations such as the Savings Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Code are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method.
 For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a saving association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

    Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings and loan association over a period of years.

    Under recently enacted legislation, the percentage of taxable income method has been repealed for tax years beginning after December 31, 1995. The Savings Bank will continue to be permitted to use the experience method. The Savings Bank will be required to recapture (I.E., take into income) over a six-year period its applicable excess reserves, I.E, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of September 30, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of September 30, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 1996, the Savings Bank's tax bad debt reserve subject to recapture over a six-year period totaled approximately $218,000.

    If an association ceases to qualify as a "bank" (as defined in Code
Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

    Corporate Alternative Minimum Tax. For taxable years beginning after December 31, 1986, the Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under an experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Savings Bank does not expect to be subject to the AMT.

    Distributions. To the extent that (i) the Savings Bank's tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Savings Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Non-dividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's tax bad debt reserves.

    The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Savings Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified tax bad debt loans, such as for the payment of dividends or other distributions with respect to the Savings Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). In accordance with GAAP, deferred taxes have not been provided for with respect to tax bad debt reserves of the Savings Bank at December 31, 1987, which amounted to approximately $752,000 at September 30, 1996; accordingly, any such taxes incurred under the condition set forth above would represent a charge to earnings. At September 30, 1996, the Savings Bank's accumulated tax bad debt reserve totalled approximately $752,000. See "Regulation and Supervision" and "Dividend Policy" for limits on the payment of dividends of the Savings Bank.

State and Local Taxation

    The Company files a Missouri corporation tax return. In addition, as a Delaware business corporation, the Company is required to file annual returns and pay annual fees and an annual franchise tax to the States of Delaware and Missouri. These taxes and fees are not expected to be material.

    Missouri-based thrift institutions, such as the Savings Bank, are subject to a special financial institutions tax, based on net income, without regard to net operating loss carryforwards, at a rate of 7% of net income. State taxable income includes interest on U.S. Government, state, and mutual obligations. This tax is in lieu of all other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes, and use taxes. In addition, the Savings Bank is entitled to credit against this tax, all taxes paid to the state of Missouri or any political subdivision except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

    Taxable income under the Missouri corporate income tax is generally similar to taxable income under the federal corporate income tax, except that, under the Missouri tax, no deduction is allowed for Missouri income tax payments; interest from non-Missouri state and municipal obligations is included in income; interest from U.S. obligations is excluded from income; and 50% of federal corporate income tax payments are allowed as a deduction. The Missouri corporate income tax is 6.25%, effective September 1, 1993.

    The Savings Bank has not had an audit by the Internal Revenue Service or the Missouri Department of Revenue within the past five years. See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding income taxes of the Savings Bank.

                              REGULATION AND SUPERVISION

General

    The Savings Bank is subject to extensive regulation, examination and supervision by the OTS, and the FDIC as the deposit insurer. The Savings Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF, which is managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Savings Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein.

Federal Regulation of Savings Institutions

    Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FEDERAL DEPOSIT INSURANCE CORPORATION Act"). The federal banking statutes, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions.

    Loans To One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Savings Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At September 30, 1996, the Savings Bank had one borrower (totalling $960,000 and originated prior to the enactment of FIRREA) that exceeded the loans to one borrower limitation.

    Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of September 30, 1996, the Savings Bank maintained 86.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

    Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level.
An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution.
 As of September 30, 1996, the Savings Bank had $2.3 million of capital that could be paid as dividends under such regulations. Any additional capital distributions would require prior regulatory approval. In the event the Savings Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

    Liquidity. The Savings Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement which is currently 5%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. The Savings Bank's liquidity ratio averaged 18.3% during the month of September 1996.
OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. During the month of September 1996, the Savings Bank's short-term liquidity ratio averaged 4.8%. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

    Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Savings Bank paid assessments of $13,258, $11,888 and $11,627 for the fiscal years ended September 30, 1996, 1995, and 1994, respectively.

    Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial non-compliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The CRA regulations were recently revised. Effective July 1, 1997, the OTS will assess the CRA performance of a savings institution under lending, service and investment tests, and based on such assessment, will assign an institution in one of the four above-referenced ratings. The Savings Bank received a "satisfactory" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

    Transactions with Related Parties. The Savings Bank's authority to engage in transactions with related parties or "affiliates" (I.E., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary. At September 30, 1996, the Savings Bank was in compliance with the transactions with affiliates rules governed by Sections 23A and 23B.

    The Savings Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain approval procedures to be followed.

    Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

    The federal banking agencies recently adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted a proposed rule which proposes asset quality and earnings standards which, if adopted, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

    Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

    The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1
(core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

    OTS regulatory capital rules also incorporate an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (I.E., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the association's assets. In calculating its total capital under the risk-based rule, a savings association whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The OTS has deferred for the present time, the date on which the interest rate component is to be deducted from total capital. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis.

    At September 30, 1996, the Savings Bank met each of its capital requirements on a fully phased-in basis. Set forth below is a summary of the Savings Bank's compliance with OTS regulatory capital requirements.

                                             SEPTEMBER 30, 1996
                                         --------------------------
                                                        PERCENT OF
                                          AMOUNT         ASSETS (1)
                                         ----------     -----------
    Tangible capital:
     Capital level                       $5,321,445        16.95%
     Requirement                            471,043         1.50
                                         ----------        -----
        Excess                           $4,850,402        15.45%
                                         ==========        =====

    Core capital:

     Capital level                       $5,321,445        16.95%
     Requirement (2)                        942,087         3.00
                                         ----------        -----
        Excess                           $4,379,358        13.95%
                                         ==========        =====

    Risk-based capital:
     Capital level                       $5,499,063        38.77%
     Requirement                          1,134,681         8.00
                                         ----------        -----
        Excess                           $4,364,382        30.77%
                                         ==========        =====

------------

(1) Tangible and core capital levels are shown as a percentage of total adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.

(2) The current OTS core capital requirement for savings banks is 3% of total adjusted assets. The OTS has proposed core capital requirements which would require a core capital ratio of 3% of total adjusted assets for savings banks that receive the highest supervisory rating for safety and soundness, and a 4% to 5% core capital ratio requirement for all other savings banks.

PROMPT CORRECTIVE REGULATORY ACTION

    Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions.
The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

RECAPITALIZATION OF SAIF AND ITS IMPACT ON SAIF PREMIUMS

    The Savings Bank's deposits are currently insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings and loan associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

    The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation.
Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (I.E., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

    The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

    In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Savings Bank, the assessment was $215,500 (or $142,230 when adjusted for taxes), based on the Savings Bank's deposits on March 31, 1995 of $32.8 million. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits (approximately
2.4 basis points per $100 in deposits). The BIF and SAIF will be merged on January 1, 1999, provided the bank and saving association charters are merged by that date. In that event, pro-rata FICO sharing will begin on January 1, 1999. Under the legislation, the Bank anticipates that its annual FICO assessment for 1997 will be approximately $16,000.

FEDERAL HOME LOAN BANK SYSTEM

    The Savings Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in FHLB stock, at September 30, 1996, of $336,000.

    The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal year ended September 30, 1996, dividends from the FHLB to the Savings Bank amounted to $24,252. If dividends were reduced, or interest on future FHLB advances increased, the Savings Bank's net interest income would likely also be reduced.

FEDERAL RESERVE SYSTEM

    The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $54.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $54.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Savings Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

HOLDING COMPANY REGULATION

    The Company is a non-diversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Savings Bank is required to notify the OTS 30 days before declaring any dividend to the Company.

    As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to be a QTL. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

    The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

    Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

FEDERAL SECURITIES LAWS

    At the time of the Conversion, the Company filed with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act for the registration of the Common Stock to be issued pursuant to the Conversion. Upon completion of the Conversion, the Company's Common Stock was registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

    The registration under the Securities Act of shares of the Common Stock that were issued in the Conversion did not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.
Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Listed below is information, as of September 30, 1996, concerning the Company's executive officers. Such executive officers also serve in the same positions with the Savings Bank There are no arrangements or understandings between the Company and any of persons named below with respect to which he or she was or is to be selected as an officer.

    The following individuals hold positions as executive officers of the Company as is set forth below opposite their names.

    NAME                          POSITION WITH THE COMPANY
    ----                          -------------------------
    John E. Bowman . . . . . . .  President and Chief Executive Officer
    Jeannette Larson . . . . . .  Executive Vice President and Secretary
    William Schliebe . . . . . .  Senior Vice President
    Adolph G. Kraus  . . . . . .  Treasurer

    The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

    Since the formation of the Company, none of the executive officers, directors or other personnel has received remuneration from the Company.

ITEM 2.  PROPERTIES

    The Savings Bank conducts its business through its one full service office located in St. Louis, Missouri. The following table sets forth certain information concerning this office at September 30, 1996. The Savings Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Savings Bank.

                                                               NET BOOK
                                                               VALUE OF
                                                               PROPERTY
                           LEASED OR    YEAR ORIGINALLY     AT SEPTEMBER 30,
LOCATION                     OWNED         ACQUIRED              1996
--------                   ---------    ---------------     ----------------
FULL SERVICE OFFICE
8930 Gravois Avenue
St. Louis, Missouri          Owned           1956               $410,284


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended September 30, 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Annual Meeting of Stockholders will be held at the office of the Company, 8930 Gravois Avenue, St. Louis, Missouri.

    The Company's common stock is traded over the counter through the National Daily Quotation System "Pink Sheet" published by the National Quotation Bureau, Inc., under the Symbol "RLFN." There are no uniformly quoted prices for the Company's common stock, so it is not possible to provide price ranges for the common stock for the quarters since the Company's common stock began trading on April 7, 1995. Stockholders can access recent price ranges using information contained in the National Daily Quotation System "Pink Sheet."

    The Company began paying a quarterly cash dividend on its common stock on September 29, 1995, when the Company paid a cash dividend of $.15 per share. As of December 13, 1996, the Company had 168 stockholders of record and 425,700 outstanding shares of common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

FINANCIAL CONDITION DATA:

                                                                      AT SEPTEMBER 30,
                                                       ----------------------------------------------
                                                         1996     1995      1994      1993      1992
                                                       -------   ------    ------    ------    ------
                                                                   (DOLLARS IN THOUSANDS)

Assets                                                 $32,663   32,844    32,259    33,351    36,549
Cash and cash equivalents                              $ 1,211    2,036     1,481     1,852     6,006
Certificates of deposit and securities                 $ 4,084    4,365     3,842     4,031     4,032
Mortgage-backed securities                             $ 5,501    5,650     6,299     3,197       187
Loans receivable, net                                  $21,144   20,031    19,839    22,438    24,553
Deposits                                               $24,234   25,253    28,687    30,415    34,009
Stockholders' equity (1)                               $ 6,807    7,099     3,131     2,498     2,051

Full service offices open                                    1        1         1         1         1

OPERATING DATA:

                                                             FOR THE YEAR ENDED SEPTEMBER 30,
                                                       ----------------------------------------------
                                                         1996     1995      1994      1993      1992
                                                       -------   ------    ------    ------    ------
                                                                   (DOLLARS IN THOUSANDS)
Interest Income                                        $ 2,496    2,344     2,304     2,549     3,135
Interest expense                                        (1,136)  (1,084)   (1,146)   (1,357)   (1,984)
                                                        ------   ------    ------    ------    ------
  Net interest income                                    1,360    1,260     1,158     1,192     1,151
(Provision) credit for loan losses                         108       87       115        78      (204)
                                                        ------   ------    ------    ------    ------
  Net interest income after provision for loan losses    1,468    1,347     1,273     1,270       947
Noninterest income                                          53       71        75       111       279
Noninterest expense                                     (1,170)    (830)     (675)     (824)     (917)
                                                        ------   ------    ------    ------    ------
  Earnings (loss) before income taxes and
    cumulative effect of change in accounting principle    351      588       673       557       309
                                                        ------   ------    ------    ------    ------
Income taxes                                              (193)    (222)     (215)     (109)     (105)
  Earnings (loss) before cuulative effect of
    change in accounting principle                         158      366       458       448       204
Cumulative effect of change in accounting                   --       --      (201)       --        --
                                                        ------   ------    ------    ------    ------
Net earnings (loss)                                     $  158      366       659       448       204
                                                        ------   ------    ------    ------    ------
                                                        ------   ------    ------    ------    ------

Earnings per share (2)                                  $  .40      .97        --        --        --
                                                        ------   ------    ------    ------    ------
                                                        ------   ------    ------    ------    ------

Dividends per share                                     $  .60     .15         --        --        --
                                                        ------   ------    ------    ------    ------
                                                        ------   ------    ------    ------    ------

(1) Stockholders' equity at September 30, 1996 and 1995 includes $3.6 million from the net proceeds of the sale of common stock in connection with converting from mutual to stock form and formation of a holding company.
(2) Earnings per share are based upon the weighted-average shares outstanding during the period.
    Earnings for the period October 1, 1994 to March 31, 1995 have been excluded from the calculation of earnings per share for the year ended September 30, 1995.  Earnings for the period April 1, 1995 to April 7, 1995 (conversion date) were not significant.

                                                   32

KEY FINANCIAL RATIOS AND OTHER DATA

                                                       AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                   ---------------------------------------------
                                                     1996              1995              1994
                                                   --------          --------          --------
Stockholders' equity to total assets.............    20.84%            21.61%             9.70%
Net interest spread..............................     3.30              3.47              3.31
Net interest margin..............................     4.22              4.02              3.57
Return on average assets.........................     0.48              1.13              1.97
Return on average stockholders' equity...........     2.22              7.35             22.87
Stockholders' equity to average assets ratio.....    20.57             21.84              9.34
Noninterest income to average assets ratio.......     0.16              0.22              0.22
Noninterest expense to average assets ratio......     3.54              2.55              2.01
Nonperforming loans to total loans, net..........     0.32              0.21              1.44
Nonperforming assets to total assets.............     0.21              1.06              1.88
Average interest-earning assets to
  average interest-bearing liabilities...........   126.13            115.90            107.47
Allowance for loan losses to
  nonperforming loans............................   304.48            709.30            135.66
Allowance for loan losses to
  nonperforming assets...........................   304.48             87.64             64.03
Allowance for loan losses to total gross loans...     0.93              1.49              1.90
Net interest income to noninterest expense.......   116.25            151.89            171.74
Net interest income after provision for
  loan losses to noninterest expense.............   125.50            162.33            188.69
Regulatory capital ratios:
  Tangible.......................................    16.95             16.21              9.29
  Core...........................................    16.95             16.21              9.29
  Risk-based.....................................    38.77             39.29             22.38
Number of full service offices...................        1                 1                 1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

    The business of the Association is that of a financial intermediary consisting primarily of attracting deposits from the general public and using such deposits to originate loans secured by one to four family residences and, to a lesser extent, multi-family and commercial real estate loans, and consumer loans. The Association's revenues are derived principally from interest earned on loans and, to a lesser extent, from interest earned on mortgage-backed securities (MBS), other interest-earning assets and securities. The operations of the Association are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC). The Association's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

    Net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, MBS, other interest-earning assets and securities and the average rate paid on deposits and advances from the Federal Home Loan Bank of Des Moines, as well as the relative amounts of such assets and liabilities. Reliance Federal Savings and Loan Association of St. Louis County, as other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

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

ASSET/LIABILITY MANAGEMENT

    Key components of a successful asset/liability management strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios.

    The Association has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Association's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of one-year, adjustable-rate loans (AMLs) and the origination of other types of adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate loans.

    Asset/liability management in the form of structuring cash instruments provides greater flexibility to adjust exposure to interest rates. During periods of high interest rates, management believes it is prudent to offer competitive rates on short-term deposits and less competitive rates for long-term liabilities. This posture allows the Association to benefit quickly from declines in interest rates. Likewise, offering more competitive rates on long-term deposits during the low interest rate periods allows the Association to extend the repricing and/or maturity of its liabilities thus reducing its exposure to rising interest rates.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are monthly average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.


                                                                      YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------------------------------------------------------
                                                 1996                           1995                           1994
                                    -----------------------------   ----------------------------   ----------------------------
                                                          AVERAGE                        AVERAGE                        AVERAGE
                                     AVERAGE               YIELD/   AVERAGE               YIELD/   AVERAGE               YIELD/
                                     BALANCE   INTEREST     COST    BALANCE   INTEREST     COST    BALANCE   INTEREST     COST
                                    --------   --------   -------   -------   ---------   -------   -------   --------   -------
                                                                      (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans receivable                  $ 21,143      1,819     8.60%    19,904      1,661     8.35%    20,795      1,744     8.38%
  Mortgage-backed securities           5,571        341     6.11%     5,936        346     5.83%     5,136        268     5.22%
  Securities and FHLB stock            1,987        125     6.30%     1,381         90     6.55%     1,060         67     6.33%
  Other interest-earning assets        3,553        211     5.94%     4,106        247     6.01%     5,469        225     4.11%
                                      ------     ------              ------      ------             ------      -----
    Total interest-earning assets     32,254      2,496     7.74%    31,327      2,344     7.48%    32,460      2,304     7.10%
                                      ------     ------              ------      ------             ------      -----
Interest-bearing liabilities:
  NOW, super NOW, passbook
   and money market deposits          9,232        246     2.67%    11,091        290     2.62%    11,973        322     2.69%
    Certificate accounts              15,542        843     5.42%    15,939        794     4.98%    18,232        824     4.52%
    Advances from FHLB                   799         46     5.81%     -             -        -       -             -        -
                                      ------     ------              ------      ------             ------      -----
    Total interest-bearing
      liabilities                   $ 25,573      1,135     4.44%    27,030      1,084     4.01%    30,205      1,146     3.79%

                                      ------     ------              ------      ------             ------      -----
Net interest income before
  provision for loan losses         $             1,360                          1,260                          1,158
                                                 ------                          ------                         -----
                                                 ------                          ------                         -----
Interest rate spread                                        3.30%                          3.47%                          3.31%
                                                            ----                           ----                           ----
                                                            ----                           ----                           ----
Net earning assets                  $  6,681                          4,297                          2,255
                                      ------                         ------                         ------
                                      ------                         ------                         ------

Net yield on average
  interest-earning assets                                   4.22%                          4.02%                          3.57%
                                                            ----                           ----                           ----
                                                            ----                           ----                           ----

Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                126.13%                         115.90%                        107.47%
                                     ------                          ------                         ------
                                     ------                          ------                         ------


RATE/VOLUME ANALYSIS

    The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes in volume (changes in volume multiplied by prior year's rate), rates (changes in rate multiplied by prior year's volume) and rate/volume (changes in rate multiplied by the changes in volume).

                                                             YEAR ENDED SEPTEMBER 30,
                                    -----------------------------------------------------------------------
                                             1996  VS.  1995                       1995  VS.  1994
                                    ---------------------------------    ----------------------------------
                                       INCREASE (DECREASE) DUE TO            INCREASE (DECREASE) DUE TO
                                    ---------------------------------    ----------------------------------
                                                       RATE/                                RATE/
                                    VOLUME    RATE    VOLUME    TOTAL    VOLUME    RATE    VOLUME    TOTAL
                                    ------    ----    ------    -----    ------    ----    ------    -----
                                                         (DOLLARS IN THOUSANDS)
Interest income:
  Loans receivable                  $ 104       51        3      158      (76)      (7)      --       (83)
  Mortgage-backed securities          (21)      17       (1)      (5)      42       31        5        78
  Securities and FHLB stock            40       (3)      (2)      35       20        2        1        23
  Other interest-earning assets       (34)      (3)      --      (37)     (56)     104      (26)       22
                                    ------    ----    ------    -----    ------    ----    ------    -----
    Total interest-
      earning assets                   89       62       --      151      (70)     130      (20)       40
                                    ------    ----    ------    -----    ------    ----    ------    -----
Interest expense:
  Deposits                            (90)     104       (9)       5     (121)      66       (7)      (62)
  Advances from FHLB                   --       --       46       46       --       --       --        --
                                    ------    ----    ------    -----    ------    ----    ------    -----
    Total interest-
      bearing liabilities             (90)     104       37       51     (121)      66       (7)      (62)
                                    ------    ----    ------    -----    ------    ----    ------    -----
Net interest income                 $                            100                                  102
                                                                -----                                -----
                                                                -----                                -----

LIQUIDITY AND CAPITAL RESOURCES

    The Association's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, advances from the Federal Home Loan Bank and net earnings. The Association has an agreement with the FHLB of Des Moines to provide cash advances, should the need for additional funds be required.

    For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is presently 5%. The Association's liquidity ratio at September 30, 1996, was approximately 18.3%.
 The Association maintains a higher level of liquidity than required by regulation as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities. The Association has $9.7 million in certificates due within one year and $9.1 million in other deposits without specific maturity at September 30, 1996. Management estimates that most of the deposits will be retained or replaced by new deposits.

    The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that savings institutions maintain "core capital" of at least 3% of adjusted total assets. Under proposals currently being evaluated by the OTS, a savings institution's core capital requirement could be
increased to between 4% and 5% of adjusted total assets.   Core capital is
defined to include stockholders' equity among other components. Savings institutions also must maintain "tangible capital" of not less than 1.5% of the association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets." All of the Association's capital is tangible.

    In addition to requiring compliance with the core and tangible capital standards, FIRREA and the OTS regulations also require that savings institutions satisfy a risk-based capital standard. The minimum level of such capital is based on a credit risk component and calculated by multiplying the value of each asset (including off-balance sheet commitments) by one of four risk factors. The four risk categories range from zero for cash to 100% for certain delinquent loans and repossessed property. Savings institutions must maintain an 8.0% risk-based capital level.

    Other laws and OTS regulations affect the computation of regulatory capital. As of September 30, 1996, the Association met all capital requirements.

    The following table presents the Association's capital position relative to its regulatory capital requirements under FIRREA at September 30, 1996:


                                                                          Regulatory Capital
                                                           ------------------------------------------
                                                             Tangible          Core        Risk-Based
                                                           -----------      ---------      ----------

    Stockholders' equity per consolidated
         financial statements                              $ 6,807,129      6,807,129      6,807,129
    Stockholders' equity of the Company not available
      for regulatory capital purposes                       (1,409,684)    (1,409,684)    (1,409,684)
                                                           -----------      ---------      ----------
    GAAP capital, as adjusted                                5,397,445      5,397,445      5,397,445
    Deferred tax asset                                         (76,000)       (76,000)       (76,000)
    General valuation allowances - limited                         --            --          177,618
    Regulatory capital                                       5,321,445      5,321,445      5,499,063
    Regulatory capital requirement                            (471,043)      (942,087)    (1,134,681)
                                                           -----------      ---------      ----------
      Regulatory capital - excess                           $4,850,402      4,379,358      4,364,382
                                                           -----------      ---------      ----------
                                                           -----------      ---------      ----------

    Regulatory capital ratio                                     16.95%         16.95%         38.77%
    Regulatory capital requirement                               (1.50)         (3.00)         (8.00)
                                                           -----------      ---------      ----------
      Regulatory capital ratio - excess                          15.45%         13.95%         30.77%
                                                           -----------      ---------      ----------
                                                           -----------      ---------      ----------

FINANCIAL CONDITION

    Total assets decreased from $32.8 million at September 30, 1995 to $32.7 million at September 30, 1996. Loans receivable, net, increased by $1.1 million from $20.0 million at September 30, 1995 to $21.1 million at September 30, 1996 due to loan originations and purchased loans of $2.9 million and $3.4 million, respectively. Stockholders' equity decreased from $7.1 million at September 30, 1995 to $6.8 million at September 30, 1996 due primarily to the Company repurchasing 21,500 shares of its common stock.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 1996 TO THE YEAR ENDED
-----------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

NET EARNINGS

    Net earnings decreased from $366,000 for the fiscal year ended September 30, 1995 (1995) to $158,000 for the fiscal year ended September 30, 1996
(1996). The year ended September 30, 1996 includes several sources of non-recurring income and expense, including a charge for special assessment to recapitalize the SAIF of $216,000, and credit to the provision for loan losses of $108,000, a provision for recapture of excess bad debt reserves of $74,000, credit for loss on foreclosed real estate and repossessed assets of $17,000. The year ended September 30, 1995 included a credit of $87,000 to the provision for loan losses. Noninterest expense, excluding non-recurring income and expense increased due to higher compensation and benefits. Net interest income increased from $1,260,000 for 1995 to $1,360,000 for 1996.

INTEREST INCOME

    Average interest earning assets increased from $31.3 million in 1995 to $32.3 million in 1996. The average yield increased from 7.48% in 1995 to 7.74% in 1996. Average loans receivable increased from $20.0 million in 1995 to $21.1 million in 1996. Components of interest-earning assets change from time to time based on interest rates and availability of loans, securities, and mortgage-backed securities.

INTEREST EXPENSE

    Interest expense increased due to higher interest rates, offset by a decrease in average interest bearing liabilities. The average balance of interest bearing liabilities decreased from $27.0 million in 1995 to $25.6 million in 1996. The Association continues to experience deposit outflow as customers invest in other financial instruments, such as money market funds, mutual funds, and the stock market.

NET INTEREST INCOME

    Net interest income increased from $1,260,000 for 1995 to $1,360,000 for 1996. Net interest income reflects an increase in average interest-earning assets and a decrease in average interest-bearing liabilities in 1996. The conversion to capital stock form in April, 1995 affected both averages. The interest rate spread (difference between the average yield on interest-earning assets and average cost of interest-bearing liabilities) decreased from 3.47% for 1995 to 3.30% for 1996. The Company's net yield on average interest-earning assets (net interest income before provision for loan losses as a percentage of average interest earning assets) increased from 4.02% for 1995 to 4.22% for 1996. The increase in net interest income and net interest yield resulted primarily from the full year effect in 1996 of the conversion to stock form compared to a half year effect in 1995. The decrease in the interest rate spread was due to higher interest on deposits and FHLB advances.

PROVISION (CREDIT) FOR LOAN LOSSES

    The credit for loan losses was $87,000 for 1995 and $108,000 for 1996.
These credits were based on management's assessment of its loan portfolio in consideration of the condition of the local and national economies, trends in the real estate market in the Association's primary lending area and trends in the level of the Association's nonperforming loans and assets. The allowance for loan losses at September 30, 1992 reflected the effects of economic conditions, as well as deterioration of the quality of the loan portfolio. During the year ended September 30, 1993, a commercial real estate loan which had been written down to estimated fair market value was repaid in full. The loan balance at the date of payoff was $708,000 and the related allowance was $177,000. Economic conditions improved during the year ended September 30, 1993 and the Association's asset quality stabilized. Accordingly, a portion of the allowance was credited to income in 1996 and 1995 to adjust the allowance to the level deemed adequate based on present economic conditions and asset quality.
At September 30, 1996 loans delinquent 90 days or more amounted to $67,000 (.32% of net loans receivable) compared to $43,000 (.21% of net loans receivable) at September 30, 1995.

NONINTEREST INCOME

    Noninterest income decreased from $71,000 for 1995 to $53,000 for 1996.
Loan service charges decreased from $18,000 in 1995 to $12,000 in 1996 due to lower prepayment penalties. Prepayment penalties are expected to decline in the future since only older fixed rate loans contain prepayment agreements. Other noninterest income for 1995 includes a non-recurring patronage dividend of $19,000 from the Association's data processing service bureau, while 1996 includes a gain on sale of the Association's share of the data processor's assets of $15,000.

NONINTEREST EXPENSE

    Noninterest expense increased from $829,000 in 1995 to $1,170,000 in 1996 due to several factors. The SAIF special assessment amounted to $215,500 in 1996. Compensation and benefits increased due to allocation of shares under the ESOP established in connection with the sale of common stock. The Association also implemented, with stockholder approval, a management recognition plan similar to plans of other publicly traded thrift institutions. ESOP expense increased from $50,000 for 1995 to $109,000 for 1996, since 1995 reflects a partial year of expense. ESOP expense is also affected by changes in the market price of the Company's stock, which increased during 1996. Supervisory and professional fees, as well as other expenses, increased as a result of operating as a public company. Management expects that recurring supervisory fees, professional fees as well as other noninterest expenses for Delaware franchise fees, annual report printing and registration fees will stabilize in the future.


INCOME TAXES

    Income taxes decreased due to lower earnings which was substantially offset by a $74,000 provision for income taxes for the recapture of excess tax bad debt reserves. See note 10 Notes to Consolidated Financial Statements for additional information.

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 1995 TO THE YEAR ENDED SEPTEMBER 30, 1994

NET EARNINGS

    Net earnings decreased from $659,000 for the fiscal year ended September
30, 1994 (1994) to $366,000 for the fiscal year ended September 30, 1995 (1995).
The year ended September 30, 1994 included several sources of non-recurring income including cumulative effect of change in accounting principle for income taxes of $201,000, credit to the provision for loan losses of $115,000, credit for loss on foreclosed real estate and repossessed assets of $54,000, and rental income from foreclosed real estate of $37,000. The year ended September 30, 1995 included a credit of $87,000 for such items. Noninterest expense, excluding non-recurring income items, increased due to higher compensation and benefits. Net interest income increased from $1,158,000 for 1994 to $1,260,000 for 1995.

INTEREST INCOME

    Average interest earning assets decreased from $32.5 million in 1994 to $31.3 million in 1995. The average yield increased from 7.10% in 1994 to 7.48% in 1995. Average loans receivable decreased from $20.8 million in 1994 to $19.9 million in 1995. Prepayments of loans were substantially lower in 1995 than in prior years as rising interest rates reduced borrower refinances. Components of interest-earning assets change from time to time based on interest rates and availability of loans, securities, and mortgage-backed securities.

INTEREST EXPENSE

    Interest expense decreased due to a lower average balance of deposits, offset by an increase in average rate. The average balance of deposits decreased from $30.2 million in 1994 to $27.0 million in 1995 due, in part, to withdrawals by depositors to purchase common stock. The average interest rate in deposits increased from 3.79% in 1994 to 4.01% in 1995.

NET INTEREST INCOME

    Net interest income increased from $1,158,000 for 1994 to $1,260,000 for 1995. The increase in net interest income reflects the increase in the Association's interest rate spread from 3.31% for 1994 to 3.47% for 1995. In addition, the net interest yield increased from 3.57% for 1994 to 4.02% for 1995. The increase in net interest income, interest rate spread and net interest yield resulted primarily from the Association's interest-earning assets repricing upward more rapidly than its interest-bearing deposit liabilities during 1995.

PROVISION (CREDIT) FOR LOAN LOSSES

    The credit for loan losses was $115,000 for 1994 and $87,000 for 1995.
These credits were based on management's assessment of its loan portfolio in consideration of the condition of the local and national economies, trends in the real estate market in the Association's primary lending area and trends in the level of the Association's nonperforming loans and assets. The allowance for loan losses at September 30, 1992 reflected the effects of economic conditions, as well as deterioration of the quality of the loan portfolio. During the year ended September 30, 1993, a commercial real estate loan which had been written down to estimated fair market value was repaid in full. The loan balance at the date of payoff was $708,000 and the related allowance was $177,000. Economic conditions improved during the year ended September 30, 1993 and the Association's asset quality stabilized. Accordingly, a portion of the allowance was credited to income in 1995 and 1994 to adjust the allowance to the level deemed adequate based on present economic conditions and asset quality.
At September 30, 1995, loans delinquent 90 days or more amounted to $43,000 (.21% of net loans receivable) compared to $286,000 (1.44% of net loans receivable) at September 30, 1994.

NONINTEREST INCOME

    Noninterest income decreased from $75,000 for 1994 to $71,000 for 1995. Loan service charges decreased from $24,000 in 1994 to $18,000 in 1995 due to lower prepayment penalties. The Association experienced significant loan prepayments in 1994 due to the relatively low interest rate environment in the early part of the year. Prepayment penalties are expected to decline in the future since only fixed rate loans contain prepayment agreements. Refund of intangible tax was $14,000 for 1994 and zero for 1995 as the Association received the balance of refunds due. See note 13 of notes to consolidated financial statements. Other noninterest income increased due to a $19,000 patronage dividend recognized by the Association from its investment in a data processing service bureau. While the Association received nominal patronage dividends in the past, the 1995 dividend reflects non-recurring income of the service bureau.

NONINTEREST EXPENSE

    Noninterest expense increased from $675,000 in 1994 to $830,000 in 1995 due to several factors. Compensation and benefits increased due to allocation of shares under the ESOP established in connection with the sale of common stock. ESOP expense for 1995 was $49,917. The Association expects, subject to stockholder approval, to implement a management recognition plan and stock option plan similar to plans of other publicly traded thrift institutions. Management expects that compensation and benefits expense will increase in the future for stock benefit plans. ESOP expense is affected by changes in the market price of the Company's stock, which increased substantially during the year. Rental income from foreclosed real estate decreased as a result of sales of foreclosed real estate. Supervisory and professional fees, as well as other expenses, increased as a result of operating as a public company during 1995. Management expects that supervisory fees, professional fees as well as other noninterest expenses for Delaware franchise fees and annual report printing and registration fees will increase in the future as a result of operating as a public company.

INCOME TAXES

    Income taxes increased due to a higher effective tax rate. The effective tax rate increased from 31.0% for 1994 to 37.7% for 1995 due to the reduction in the valuation allowance of deferred tax assets during 1994.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    Effective October 1, 1993, the Association adopted SFAS No. 109,
"Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The cumulative effect of the change in accounting principle on years prior to October 1, 1993, of $200,691 is included as a credit in net earnings for 1994.

IMPACT OF INFLATION

    The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Association is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Association's assets and liabilities are critical to the maintenance of acceptable performance levels.

INTEREST RATE SENSITIVITY ANALYSIS

    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

    The Savings Bank's policy in recent years has been to reduce its exposure to interest rate risk by better matching the maturities and interest rates of its interest rate sensitive assets and liabilities by emphasizing the origination of balloon mortgage loans with three-, five- and seven-year terms, the origination of ARM loans and the origination of construction loans and intermediate-term fixed-rate one- to four-family loans. In addition, the Savings Bank offers competitive rates on deposit accounts and prices certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms.

    The Savings Bank supplements its origination of mortgage loans by purchasing intermediate-term and adjustable-rate mortgage-backed securities, as well as short-term interest-earning deposits at other financial institutions. At September 30, 1996, the Savings Bank's mortgage-backed securities portfolio included $3.5 million of adjustable-rate collateralized mortgage obligations ("CMOs"), $1.8 million of five-year balloon mortgage-backed securities and $210,000 in long-term, fixed-rate mortgage-backed securities. Long-term, fixed-rate mortgage-backed securities carry significant interest rate risk, but constitute a relatively small part (3.8%) of the Savings Bank's mortgage-backed securities portfolio. The Savings Bank's five-year balloon mortgage-backed securities, which have an average remaining contractual life of approximately three years, bear less interest rate risk than the Savings Bank's long-term, fixed-rate mortgage-backed securities. The Savings Bank's portfolio of CMOs adjusts monthly based on the Eleventh District Cost of Funds Index. Since this index generally adjusts more slowly than general market interest rates, the Savings Bank's CMOs can be expected to adversely affect the Savings Bank's interest rate spread during periods of rapidly rising market interest rates.

    The Savings Bank's mortgage-backed securities portfolio presents prepayment risks in a declining interest rate environment, as borrowers refinance the loans underlying such instruments. While management has attempted to limit this risk by purchasing mortgage-backed securities that have no significant premiums over par value, there can be no assurance that the Savings Bank will be successful and the Savings Bank may be unable to reinvest the cash proceeds in prepaid mortgage-backed securities into comparably yielding investments.

    At September 30, 1996, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same period by $6.3 million, representing a cumulative one-year gap ratio of 19.2%. In a rising interest rate environment, the Savings Bank's net interest income could be adversely affected as liabilities would reprice to higher market rates more quickly than assets. Management reports quarterly to the Board of Directors on interest rate risks and trends.

    NET PORTFOLIO VALUE. The OTS adopted a final rule in August of 1993 incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change.

    The following table presents the Savings Bank's NPV as of September 30, 1996, based on information provided to the Bank by the FHLB of Des Moines and based on calculations set forth in the final rule referred to above.



         CHANGE IN
       INTEREST RATES                      NET PORTFOLIO VALUE
       IN BASIS POINTS             ------------------------------------
        (RATE SHOCK)               AMOUNT       $ CHANGE       % CHANGE
       ---------------             ------       --------       --------
                                         (DOLLARS IN THOUSANDS)

              400                  $6,497       $(269)         (4.0)%
              300                   6,595        (171)         (2.5)
              200                   6,686         (80)         (1.2)
              100                   6,758          (8)         (0.1)
             Static                 6,766           --            --
             (100)                  6,686         (80)         (1.2)
             (200)                  6,542        (224)         (3.3)
             (300)                  6,364        (402)         (5.9)
             (400)                  6,186        (580)         (8.6)



    As indicated in the table above, management has structured its assets and liabilities to limit its exposure to interest rate risk. In the event of a 200 basis point change in interest rates, the Savings Bank would experience a 3.3% decrease in NPV in a declining rate environment and a 1.2% decrease in a rising rate environment.

    In evaluating the Savings Bank's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.
As a result, the actual effect of changing interest rates may differ from that presented in the foregoing table.

LIQUIDITY AND CAPITAL RESOURCES

    The Savings Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, securities, and, to a lesser extent, advances from the FHLB. While maturities and scheduled amortization of loans and mortgage-backed securities and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and most recently the restructuring of the thrift industry.

    The Savings Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government securities, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's monthly average liquidity ratios at September 30, 1996, 1995 and 1994 were 18.3%, 17.1% and 17.8%, respectively.
The Savings Bank's high liquidity ratio as of September 30, 1996 reflects the Savings Bank's investment in intermediate term assets (Freddie Mac Gold) considered by the OTS to be liquid assets, and management's determination to refrain from investing excess liquidity in assets with longer terms in the current interest rate environment. Shorter term investments generally have lower yields than longer term investments and, consequently, such strategy has resulted in reduced interest income.

    The Savings Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Savings Bank's operating, financing, lending and investing activities during any given period. The Savings Bank has an agreement with the Federal Home Loan Bank of Des Moines to draw advances should it require additional liquidity. At September 30, 1996, cash and cash equivalents totalled $1.2 million. Until proceeds from the Offering are fully deployed in accordance with management's business strategy, management anticipates maintaining a higher liquidity ratio.

    The primary investing activity of the Savings Bank is the origination and purchase of mortgage loans. The Savings Bank's mortgage loan originations totalled $2.9 million, $1.3 million, and $1.9 million for fiscal 1996, 1995, and 1994, respectively. Purchases of mortgage-backed securities totalled $0, $0 , and $3.9 million for fiscal 1996, 1995, and 1994, respectively. The Savings Bank also purchased mortgage loans amounting to $3.4 million, $3.2 million, and $1.4 million in fiscal 1996, 1995, and 1994, respectively. These activities were funded primarily by principal payments of loans and mortgage-backed securities totalling $4.9 million, $5.1 million, and $6.8 million in fiscal 1996, 1995 and 1994, respectively, and maturities of securities and certificates of deposit totalling $3.1 million, $2.2 million, and $2.7 million in fiscal 1996, 1995 and 1994, respectively.

    Deposits are a primary source of funds supporting the Savings Bank's lending and investing activities. Deposit balances decreased by $1.0 million, or 4.0%, from fiscal 1995 to fiscal 1996, by $3.4 million, or 12.0%, from fiscal 1994 to fiscal 1995, and by $1.7 million, or 5.7%, from fiscal 1993 to fiscal 1994. Notwithstanding the decreases in deposit balances, the Savings Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. At September 30, 1996, the Savings Bank had $93,000 in commitments for one-to-four-family loans and $560,000 in loans in process for one-to-four-family construction loans. Certificates of deposit which are scheduled to mature in one year or less as of September 30, 1996 totalled $9.7 million. Based on historical experience and the long-term relationship between the Savings Bank and holders of the certificates of deposit accounts, management believes that a significant portion of such deposits will remain with the Savings Bank.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires mortgage banking enterprises to recognize the rights to service mortgage loans for others as a separate asset regardless of whether such rights were purchased or originated. SFAS No. 122 is effective prospectively for transactions entered into in fiscal years that begin after December 15, 1995. SFAS No. 122 is not expected to have a significant effect on the Company's financial position or results of operations. SFAS No. 122 will be superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," described below, effective January 1, 1997.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 suggests that compensation cost for stock-based employee compensation plans be measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an institution to use the intrinsic value based method under APB Opinion No. 25. Stock-based employee compensation plans include stock purchase plans, stock options, restricted stock and stock appreciation rights. Employee stock ownership plans are not covered by this Statement. SFAS No. 123 is effective for transactions entered into in fiscal years which begin after December 15, 1995, with earlier application permitted. SFAS No. 123 is not expected to affect the Company financial position or results of operations.

    In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement focuses on the issues of accounting for transfers and servicing of financial assets, extinguishments of liabilities and financial assets subject to prepayment. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.
The provisions of this statement for financial assets subject to prepayment is effective for financial assets held on or acquired after January 1, 1997. SFAS No. 125 is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS


                                 MICHAEL TROKEY & COMPANY, P.C.
                                  CERTIFIED PUBLIC ACCOUNTANTS
                                       10411 CLAYTON ROAD
                                  ST. LOUIS, MISSOURI  63131
                                        (314) 432-0996



REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Reliance Financial Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of Reliance Financial Inc. and subsidiary (Company) as of September 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Reliance Financial Inc. and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.



St. Louis, Missouri
November 1, 1996


                                         RELIANCE FINANCIAL INC. AND SUBSIDIARY
                                                Consolidated Balance Sheets

                                                September 30, 1996 and 1995

  Assets                                              1996            1995
                                                ------------      ----------
Cash and cash equivalents                       $  1,211,033       2,036,111
Certificates of deposit                            1,586,000       3,066,000
Securities:
 Available for sale, at market value
  (amortized cost of $500,000 at September
  30, 1996 and 1995)                                 473,399         483,038
Held to maturity, at amortized cost
  (market value of $1,670,000 and $473,125
  at September 30, 1996 and 1995, respectively)    1,689,069         486,460
Stock in Federal Home Loan Bank of Des Moines        336,000         329,400
Mortgage-backed securities held to maturity,
  at amortized cost (market value of $5,314,126
  and $5,518,077 at September 30, 1996 and 1995,
  respectively)                                    5,500,595       5,649,890
Loans receivable, net                             21,144,237      20,030,892
Premises and equipment, net                          410,284         430,670
Foreclosed real estate held for sale, net               -              6,300
Accrued interest receivable:
  Securities and certificates of deposit              27,929          18,287
  Mortgage-backed securities                          26,930          28,624
  Loans receivable                                   136,370         114,298
Other assets                                          39,956          57,252
Deferred tax asset                                    81,000         107,000
                                                ------------      ----------
  Total assets                                  $ 32,662,802      32,844,222
                                                ------------      ----------
                                                ------------      ----------
Liabilities and Stockholders' Equity

Deposits                                        $ 24,233,959      25,252,854
Accrued interest on deposits                           3,238           3,878
Advances from FHLB of Des Moines                   1,000,000            --
Advances from borrowers for taxes
  and insurance                                      237,093         265,508
Other liabilities                                    330,590         154,857
Accrued income taxes                                  50,793          68,100
                                                ------------      ----------
  Total liabilities                               25,855,673      25,745,197
                                                ------------      ----------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 250,000
  shares authorized; shares issued and
  outstanding - none                                   --               --
Common stock, $.10 par value; 1,500,000
  shares authorized; 446,993 and 430,000
  shares issued and outstanding                       44,699          43,000
Additional paid-in capital                         4,190,038       3,913,004
Common stock acquired by ESOP                       (229,096)       (304,849)
Common stock acquired by RRP                        (226,042)           --
Unrealized loss on securities available
  for sale, net                                      (26,601)        (16,962)
Retained earnings - substantially restricted       3,382,186       3,464,832
Treasury stock, at cost, 21,500 shares              (328,055)           --
                                                ------------      ----------
     Total stockholders' equity                    6,807,129       7,099,025
                                                ------------      ----------
     Total liabilities and stockholders' equity $ 32,662,802      32,844,222
                                                ------------      ----------
                                                ------------      ----------

See accompanying notes to consolidated financial statements.

                           RELIANCE FINANCIAL INC. AND SUBSIDIARY
                             Consolidated Statements of Earnings
                      Years Ended September 30, 1996, 1995, and 1994

                                              1996       1995         1994
                                        ------------   ---------   --------
Interest income:
  Loans receivable                      $  1,819,024   1,661,126   1,743,394
  Mortgage-backed securities                 340,513     345,862     268,285
  Securities                                 125,159      90,487      67,068
  Other interest-earning assets              211,073     246,640     224,845
                                        ------------   ---------   ---------
    Total interest income                  2,495,769   2,344,115   2,303,592
                                        ------------   ---------   ---------
Interest expense:
  Deposits                                 1,089,125   1,084,266   1,145,856
  Advances from Federal Home Loan Bank        46,319       --          --
                                        ------------   ---------   ---------
     Total interest expense                1,135,444   1,084,266   1,145,856
                                        ------------   ---------   ---------

     Net interest income                   1,360,325   1,259,849   1,157,736
Provision (credit) for loan losses          (108,220)    (86,604)   (115,582)
                                        ------------   ---------   ---------
Net interest income after provision
  for loan losses                          1,468,545   1,346,453   1,273,318
                                        ------------   ---------   ---------
Noninterest income:
  Loan service charges                        12,100      17,736      23,959
  Refund of intangible taxes                   --          --         14,081
  Other                                       40,554      53,553      37,113
                                        ------------   ---------   ---------
     Total noninterest income                 52,654      71,289      75,153
                                        ------------   ---------   ---------
Noninterest expense:
  Compensation and benefits                  574,471     470,199     413,915
  Occupancy expense                           53,575      51,511      51,864
Equipment and data processing expense         67,521      70,254      76,444
Provision (credit) for loss on
  foreclosed real estate
  and repossessed assets                     (16,979)        650     (54,069)
Rental (income) expense from forclosed
  real estate, net                             4,993       --        (37,277)
SAIF deposit insurance premium                57,926      70,675      79,652
SAIF special assessment                      215,500       --          --
Supervisory and professional fees             91,701      51,143      42,041
Other                                        121,428     115,009     102,834
                                         -----------   ---------   ---------
Total noninterest expense                  1,170,136     829,441     675,404
                                         -----------   ---------   ---------
Earnings before income taxes and
  cumulative effect of change in
  accounting principle                       351,063     588,301     673,067
                                         -----------   ---------   ---------
Income taxes:
  Current                                    167,100     188,000     176,000
  Deferred                                    26,000      34,000      39,000
                                         -----------   ---------   ---------
Total income taxes                           193,100     222,000     215,000
                                         -----------   ---------   ---------
Earnings before cumulative effect
  of change in accounting principle          157,963     366,301     458,067
Cumulative effect of change in
  accounting principle for income taxes        --          --        200,691
                                        ------------   ---------   ---------
Net earnings                            $    157,963     366,301     658,758
                                        ------------   ---------   ---------
                                        ------------   ---------   ---------
Net earnings per common
  share (see note 1)                    $        .40         .97        *
                                        ------------   ---------   ---------
                                        ------------   ---------   ---------

*  Not applicable
See accompanying notes to consolidated financial statements.

                      RELIANCE FINANCIAL INC. AND SUBSIDIARY
                   Consolidated Statements of Stockholders' Equity
                    Years Ended September 30, 1996, 1995 and 1994

                                    Common    Common
                         Additional Stock     Stock    Unrealized                      Total
                  Common Paid-in    Acquired  Acquired Gain(Loss)    Retained Treasury Stockholders'
                  Stock  Capital    by ESOP   by RRP   on Securities Earnings stock    Equity
                ------------------ ---------- -------- ------------- -------- -------- -------------
Balance at
 September
 30, 1993       $ --         --        --        --        (1,320)     2,499,113     --    2,497,793

Unrealized loss
on securities
available for
sale, net         --         --        --        --       (26,032)         --        --      (26,032)
Net earnings      --         --        --        --         --           658,758     --      658,758
Balance at
September 30,
 1994             --         --        --        --       (27,352)     3,157,871     --    3,130,519
Proceeds from
sale of common
 stock           43,000 3,908,238  (344,000)     --         --             --        --    3,607,238
Unrealized gain
on securities
available for
sale, net         --         --        --        --        10,390          --        --       10,390
Amortization of
ESOP awards       --        4,766    39,151      --         --             --        --       43,917
Cash dividends
of $.15 per
 share            --         --        --        --         --          (59,340)   (59,340)
Net earnings      --         --        --        --         --          366,301      --
                ------- ---------  --------  ---------   ---------   ----------    -------  --------

Balance at
September 30,
1995             43,000 3,913,004  (304,849)     --      (16,962)     3,464,832      --   7,099,025

Purchase of
treasury stock     --       --        --         --        --             --     (328,055)
Issuance of
 common stock
 for RRP          1,720   249,830     --     (251,550)     --             --        --        --
Stock forfeited
 under RRP          (21)   (3,007)    --        3,028      --             --        --        --
Unrealized loss
 on securities
 available for
 sale, net         --       --        --        --        (9,639)         --        --       (9,639)
Amortization
 of ESOP awards    --      30,211    75,753     --         --             --        --      105,964
Amortization of
 RRP awards        --       --        --       22,480      --             --        --       22,480
Cash dividends
 of $.60
 per share         --       --        --        --         --          (240,609)    --     (240,609)
Net earnings       --       --        --        --         --           157,963     --
                ------- ---------  --------  --------  ---------    -----------  -------- ---------
Balance at
 September
 30, 1996       $44,699 4,190,038  (229,096) (226,042)   (26,601)     3,382,186  (328,055)6,807,129
                ------- ---------  --------  --------  ---------    -----------  -------- ---------
                ------- ---------  --------  --------  ---------    -----------  -------- ---------

See accompanying notes to consolidated financial statements.

                           RELIANCE FINANCIAL INC. AND SUBSIDIARY
                            Consolidated Statements of Cash Flows
                          Years Ended September 30, 1996, 1995 and 1994

                                               1996       1995        1994
                                         ------------- ---------- ----------
Cash flows from operating activities:
  Net earnings                           $    157,963     366,301    658,758
  Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
Depreciation                                   24,748      30,331     34,656
Provision (credit) for loan losses           (108,220)    (86,604)  (115,582)
ESOP expense                                  108,964      49,917      --
RRP expense                                    22,480       --         --
FHLB stock dividends                           (6,600)      --         --
Provision (credit) for loss on
  foreclosed real estate and
  repossessed assets                          (16,979)        650    (54,069)
Decrease (increase) in:
  Accrued interest receivable                 (30,020)    (17,048)    13,683
  Other assets                                 17,296      (6,340)    23,850
  Deferred tax asset                           26,000      34,000   (147,000)
Increase (decrease) in:
  Accrued interest on deposits                   (640)     (1,317)        23
  Accrued income taxes                        (20,307)     (7,397)    75,497
  Deferred tax liability                        --           --      (14,691)
  Other liabilities                           175,733      44,632    (40,761)
                                         ------------    --------   --------
Net cash provided by (used for)
  operating activities                        350,418     407,125    434,364
                                         ------------    --------   --------
Cash flows from investing activities:
  Loans:
    Purchased                              (3,386,690) (3,211,601)(1,371,776)
    Originated                             (2,380,695) (1,311,054)(1,949,802)
    Principal collections                   4,734,466   4,411,913  6,043,651
Mortgage-backed securities held
  to maturity or for investment:
    Purchased                                   --          --    (3,860,025)
    Principal collections                     149,295     648,981    758,224
Securities held to maturity
  or for investment and certificates
  of deposit:
    Purchased                              (2,793,000) (2,678,000)(2,559,813)
    Proceeds from maturity                  3,070,391   2,165,498  2,722,761
    Purchase of premises and equipment         (4,362)     (4,701)   (27,501)
    Proceeds from sale of (additions to)
      foreclosed real estate, net              51,073      (1,545) 1,183,363
                                         ------------  ----------  ---------
Net cash provided by (used for)
  investing activities                   $   (559,522)     19,491    939,082
                                         ------------  ----------  ---------

                                                                 (Continued)
                                      49

(Continued)

                         RELIANCE FINANCIAL INC. AND SUBSIDIARY
                          Consolidated Statements of Cash Flows
                      Years Ended September 30, 1996, 1995 and 1994



                                            1996         1995        1994
                                       ------------   ----------  ----------
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                           $ (1,018,895)  (3,433,990) (1,728,224)
    Advances from borrowers
    for taxes and insurance                 (28,415)      14,325     (16,351)
    Proceeds from sale of common stock        --       3,607,238       --
    Proceeds from advances from
      FHLB of Des Moines                  1,000,000        --          --
    Purchase of treasury stock             (328,055)       --          --
    Cash dividends                         (240,609)     (59,340)      --
                                       ------------   ----------  ----------
      Net cash provided by (used for)
        financing activities               (615,974)     128,233  (1,744,575)
                                       ------------   ----------  ----------
Net increase (decrease) in cash and
  cash equivalents                         (825,078)     554,849    (371,129)
Cash and cash equivalents
  at beginning of year                    2,036,111    1,481,262   1,852,391
                                       ------------   ----------  ----------
Cash and cash equivalents
  at end of year                       $  1,211,033    2,036,111   1,481,262
                                       ------------   ----------  ----------
                                       ------------   ----------  ----------


Supplemental disclosures of
  cash flow information:
Cash paid (received)
  during the year for:
   Interest on deposits                $  1,089,765    1,085,583   1,145,833
   Interest on advances from FHLB            46,319        --          --
   Federal income taxes                     168,681      163,188      70,143
   State income taxes                        24,002       32,209     (14,081)
Repossessed assets acquired in
  settlement of loans                         --           --         65,024
Foreclosed real estate acquired
  in settlement of loans                     40,894        5,405       --
Noncash investment activity -
  transfer from held for
  investment to available for sale     $      --           --        472,648

See accompanying notes to consolidated financial statements.

(1)  Summary of Significant Accounting Policies

     On April 7, 1995, Reliance Federal Savings and Loan Association of St. Louis County (Association) completed its conversion from mutual to stock form and became a wholly-owned subsidiary of a newly formed Delaware holding company, Reliance Financial Inc. (Company). The following comprise the significant accounting policies which the Company and Association follow in preparing and presenting their consolidated financial statements:

     a. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Reliance Federal Savings and Loan Association of St. Louis County. The Company has no significant assets other than common stock of the Association, and the loan to the ESOP, and net proceeds retained by the Company following the conversion. The Company's principal business is the business of the Association. All significant intercompany accounts and transactions have been eliminated.

     b. For purposes of reporting cash flows, cash and cash equivalents include cash and due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $959,946 and $1,589,759 at September 30, 1996 and 1995, respectively.

     c. Certificates of deposit are carried at cost with original maturities of more than three months.

     d. Securities and mortgage-backed securities which the Association has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at cost, adjusted for amortization of premiums and accretion of discounts over the life of the security using the interest method. Securities and mortgage-backed securities not classified as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from net earnings and reported in a separate component of stockholders' equity. The Association does not purchase securities and mortgage-backed securities for trading purposes. Prior to September 30, 1994, debt and equity securities were considered held for investment.

        Collateralized mortgage obligations (CMOs) are mortgage derivatives.
          The type owned by the Association are classified as "low-risk" under regulatory guidelines. CMOs are subject to normal effects of interest rate risk. The Association does not purchase CMOs at any significant premium over par value to limit certain prepayments risks, and purchases only CMOs issued by U.S. government agencies in order to minimize credit risk.

     e. Loans receivable, net are carried at unpaid principal balances, less loans in process, net deferred loan fees, unearned discount on loans and allowance for losses. Loan origination and commitment fees and certain direct origination costs are deferred and amoritized to interest income over the contractual life of the loan using the interest method.

     f. Effective June 30, 1995, the Association adopted the provisions of SFAS No.114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Specific valuation allowances are established for impaired loans for the difference between the loan amount and either the present value of expected future cash flows discounted at the loan's effective interestrate or the fair value of collateral less estimated selling costs. The Association considers a loan to be impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured under SFAS Nos. 114 and 118 include nonaccrual income property loans (excluding those loans included in the homogeneous portfolio which are collectively reviewed for impairment), large nonaccrual residential real estate loans and troubled debt restructurings. Such loans are placed on nonaccrual status at the point deemed uncollectible. Impairment losses arerecognized through an increase in the allowance for loan losses. There wereno impaired loans under SFAS Nos. 114 and 118 at September 30, 1996 and 1995. Certain loans were restructured in a troubled debt restructuring involving amodification of terms before the effective date of SFAS No. 114 and 118. Estimated future cash receipts in excess of the carrying amount of the loans (unearned discounts) are being amortized over the remaining life of the loans. During the year ended September 30, 1996 the Association recognized $62,000 to interest income on such loans which were paid off.

     g. Allowances for losses are available to absorb losses incurred on loans receivable and foreclosed real estate held for sale and represent additions charged to expense, less net charge-offs. In determining the allowances for losses to be maintained, management evaluates current economic conditions, past loss and collection experience, fair value of the underlying collateral and risk characteristics of the loan portfolio and foreclosed real estate held for sale. Management believes that allowances for losses on loans receivable and foreclosed real estate are adequate.

     h. Premises and equipment, net are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line and the accelerated cost recovery methods based on the estimated useful lives of the related assets. Estimated lives are generally ten to forty-five years for buildings and improvements, and three to seven years for furniture and equipment.

     i. Foreclosed real estate held for sale, net is carried at the lower of cost or fair value less estimated selling costs. Costs related to holding and maintaining the property are charged to expense and costs related to improvements of the property are capitalized.

     j. Interest on securities, certificates of deposits, mortgage-backed securities and loans receivable is accrued as earned. Interest on loans receivable contractually delinquent and impaired loans is excluded from income when deemed uncollectible.

     k. The Association files its income tax returns using the modified cash basis of accounting. Effective October 1, 1993, the Association changed its method of accounting for income taxes to conform with SFAS No. 109. See note 10.

     l. Earnings per share are based upon the weighted-average shares outstanding during the period. ESOP shares which have been commited to be released are considered outstanding. Earnings for the period October 1, 1994 to March 31, 1995 have been excluded from the calculation of earnings per share for the year ended September 30, 1995. Earnings for the period April 1, 1995 to April 7, 1995 (conversion date) were not significant. The weighted average shares outstanding during the year ended September 30, 1996 and 1995 were 398,562 and 191,699, respectively.

     m. The following paragraphs summarize the impact of new accounting pronouncements:

        In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage
          Servicing Rights." SFAS No. 122 requires mortgage banking enterprises to recognize the rights to service mortgage loans for others as a separate asset regardless of whether such rights were purchased or originated. SFAS No. 122 is effective prospectively for transactions entered into in fiscal years that begin after December 15, 1995. SFAS No. 122 is not expected to have a significant effect on the Company's financial position or results of operations. SFAS No. 122 will be superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," described below, effective January 1, 1997.

        In October 1995, the FASB issued SFAS No. 123, "Accounting for
          Stock-Based Compensation." SFAS No. 123 suggests that compensation cost for stock-based employee compensation plans be measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an institution to use the intrinsic value based method under APB Opinion No. 25. Stock-based employee compensation plans include stock purchase plans, stock options, restricted stock and stock appreciation rights. Employee stock ownership plans are not covered by this Statement. SFAS No. 123 is effective for transactions entered into in fiscal years which begin after December 15, 1995, with earlier application permitted. SFAS No. 123 is not expected to affect the Company's financial position or results of operations.

        In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement focuses on the issues of accounting for transfers and servicing of financial assets, extinguishments of liabilities and financial assets subject to prepayment. SFAS No. 125 is effective for transfers and are effective for financial assets held on or acquired after January 1, 1997. SFAS No. 125 is not expected to have a material impact on the financial position or results of operations of the Company.

(2)  Risks and Uncertainties
     The Association is a community oriented financial institution which provides traditional financial services within the areas it serves. The Association is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage and other loans located in St. Louis County and the City of St. Louis, Missouri.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions.

     The Association's operations are affected by interest rate risk, credit risk, market risk and regulations by the Office of Thrift Supervision
       (OTS). The Association is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. To better control the impact of changes in interest rates, the Association has sought to improve the match between asset and liability maturities or repricing periods and rates by emphasizing the origination of adjustable-rate mortgage loans, balloon mortgage loans with three, five and seven year terms, offering certificates of deposit with terms of up to five years and maintaining a securities portfolio with maturities of up to five years. The Association uses a net market value methodology provided by the OTS to measure its interest rate risk exposure. This exposure is a measure of the potential decline in the net portfolio value of the Association based upon the effect of an assumed 200 basis point increase or decrease in interest rates. Net portfolio is the expected discounted cash flows from the institution's assets, liabilities and off-balance-sheet contracts. Credit risk is the risk of default on the Association's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Association. The Association is subject to periodic examination by regulatory agencies which may require the Association to record increases in the allowances based on their evaluation of available information. There can be no assurance that the Association's regulators will not require further increases to the allowances.


(3)  Securities
     Securities are summarized as follows:

                                                   1996
                            ------------------------------------------------
                               Amortized   Unrealized   Unrealized   Market
                                  Cost        Gains        Losses     Value
                            -------------  -----------  ----------  --------
Available for sale-
 equity securities:
Asset Management
 Funds, Inc.:
Short U.S. Government
 securities                 $    250,000        --        (11,601)   238,399
Intermediate mortgage
 securities                      250,000        --        (15,000)   235,000
                            ------------      ------    ---------  ---------
                            $    500,000        --        (26,601)   473,399
                            ------------      ------    ---------  ---------
                            ------------      ------    ---------  ---------

Weighted-average rate               6.36%
                            ------------
                            ------------

                                                    1996
                           -------------------------------------------------
                                Amortized   Unrealized   Unrealized   Market
                                  Cost        Gains        Losses     Value
                           --------------   ----------   ----------  -------
Held to maturity-
 debt securities:
Federal agency
 obligations due after
 one through five years     $  1,689,069          656     (19,725) 1,670,000
                            ------------       ------    --------  ---------
                            ------------       ------    --------  ---------

Weighted-average rate               6.25%
                            ------------
                            ------------

                                      53

                                                  1995
                            -----------------------------------------------
                               Amortized   Unrealized   Unrealized   Market
                                  Cost       Gains        Losses     Value
                            -------------  -----------  -----------  ------
Available for sale
 equity securities:
Asset Management
 Funds, Inc.:
 Short U.S. Government
  securities                $    250,000        --         (7,962)   242,038
Intermediate mortgage
  securities                     250,000        --         (9,000)   241,000
                            ------------     ------     ---------   --------
                            $    500,000         -        (16,962)   483,038
                            ------------     ------     ---------   --------
                            ------------     ------     ---------   --------

   Weighted-average rate            6.33%
                            ------------
                            -----------

                                                  1995
                             ------------------------------------------------
                                 Amortized   Unrealized   Unrealized   Market
                                   Cost         Gains       Losses     Value
                             -------------   -----------  ----------  -------
Held to maturity-
 debt securities:
Federal agency
 obligations due after
 one through five years      $    486,460       --         (13,335)   473,125
                             ------------     ------      --------   --------
                             ------------     ------      --------   --------

    Weighted-average rate            5.66%
                             ------------
                             ------------

     The short U.S. Government securities fund consists primarily of U.S.
       Government and investment grade debt securities with remaining maturities of five years or less. The intermediate mortgage securities fund consists primarily of collateralized mortgage obligations and mortgage-backed securities with an expected average life of less than ten years.

(4)  Mortgage-backed Securities
     Mortgage-backed securities are summarized as follows:

                                                  1996
                        ---------------------------------------------------
                             Amortized    Unrealized   Unrealized    Market
                                Cost         Gains        Losses      Value
                         -------------   -----------   -----------  -------
Held to maturity:
 GNMA                    $    210,314        5,082        (754)      214,642
 FHLMC                      1,749,955         --       (67,515)    1,682,440
Collateralized
 mortgage obligations-
 FHLMC and FNMA             3,540,326         --      (123,282)    3,417,044
                         ------------      -------   ---------    ----------
                         $  5,500,595        5,082    (191,551)    5,314,126
                         ------------      -------   ---------    ----------
                         ------------      -------   ---------    ----------

Weighted-average rate            6.00%
                         ------------
                         ------------

                                                     1995
                          --------------------------------------------------
                                Amortized   Unrealized   Unrealized   Market
                                  Cost         Gains       Losses     Value
                           ---------------  ----------  -----------  -------
Held to maturity:
  GNMA                     $    232,696        8,802       --        241,498
  FHLMC                       1,879,763         --       (40,026)  1,839,737
Collateralized mortgage
 obligations- FHLMC
 and FNMA                     3,537,431         --      (100,589)  3,436,842
                           ------------       ------    --------  ----------
                           $  5,649,890        8,802    (140,615)  5,518,077
                           ------------       ------    --------  ----------
                           ------------       ------    --------  ----------

Weighted-average rate              6.21%
                           ------------
                           ------------


     Adjustable-rate mortgage-backed securities included in the portfolio at September 30, 1996 and 1995 amounted to $3,540,326 and $3,537,431, respectively.

(5)  Loans Receivable, Net
     Loans receivable, net are summarized as follows:

                                               1996                 1995
                                            ------------          ----------
Real estate loans:
  Single-family, 1-4 units                  $ 18,545,694          18,082,836
  Multi-family, 5 or more units                  983,726           1,213,616
  Construction                                 1,526,500               --
  Commercial                                     784,820             831,736
Consumer loans:
  Boat loans                                      87,471             260,127
  Loans secured by deposits                        --                 19,352
                                            ------------         -----------
                                              21,928,211          20,407,667
Loans in process                                (560,261)              --
Deferred loan fees, net                          (11,918)             (6,989)
Unearned discount on loans                        (8,280)            (64,726)
Allowance for losses                            (203,515)           (305,060)
                                            ------------         -----------
                                            $ 21,144,237          20,030,892
                                            ------------         -----------
                                            ------------         -----------

Weighted-average rate                               8.23%               8.24%
                                            ------------         -----------
                                            ------------         -----------

     Adjustable-rate loans included in the portfolio amounted to $12,601,297 and $13,231,909 at September 30, 1996 and 1995, respectively.

Following is a summary of activity in allowance for losses:

                                                1996       1995      1994
                                         --------------  -------    ------
Balance, beginning of year               $    305,060    387,573    434,193
 Recoveries:
  Real estate                                   5,062     18,745     30,323
  Boats                                         1,613      6,151     38,639
Charge-offs:
  Real estate                                   --       (20,135)     --
  Boats                                         --          (670)     --
Provision charged (credited) to expense      (108,220)   (86,604)  (115,582)
                                         ------------   --------   --------
Balance, end of year                     $    203,515    305,060    387,573
                                         ------------   --------   --------
                                         ------------   --------   --------

Commercial real estate loans
  consist of the following:

                                                  1996              1995
                                           ------------         ---------
Office buildings                           $     79,353            98,143
Retail stores                                   626,894           645,283
Other                                            78,573            88,310
                                           ------------          --------
                                           $    784,820           831,736
                                           ------------          --------
                                           ------------          --------

Following is a summary of loans to
  directors, executive officers and
  employees for the year ended
  September 30, 1996:

Balance, beginning of year                 $    215,535
Additions                                        96,851
Repayments                                     (117,531)
                                           ------------
Balance, end of year                       $    194,855
                                           ------------
                                           ------------

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons, except for reduced interest rates for loans originated prior to enactment of FIRREA.

(6)   Premises and Equipment, Net
      Premises and equipment, net are summarized as follows:

                                             1996              1995
                                        ------------          ---------
         Land                           $    112,024           112,024
         Office building                     575,934           571,984
         Furniture and equipment             252,610           254,304
         Automobile                           34,020            34,020
                                        ------------          --------
                                             974,588           972,332
         Less accumulated depreciation       564,304           541,662
                                        ------------         ---------
                                        $    410,284           430,670
                                        ------------         ---------
                                        ------------         ---------

                                      56

Depreciation expense for 1996, 1995 and 1994 was $24,748, $30,331, and $34,656, respectively.

(7)   Foreclosed Real Estate Held for Sale, Net
      Foreclosed real estate held for sale, net is summarized as follows:

                                                    1996             1995
                                                ---------         ---------
         Foreclosed real estate held for sale   $     --             7,000
         Allowance for losses                         --              (700)
                                                ---------         ---------
                                                $     --             6,300
                                                ---------         ---------
                                                ---------         ---------


Following is a summary of activity in allowance for losses:

                                                 1996       1995       1994
                                            -----------   --------   -------
         Balance, beginning of year         $     700        --       34,667
           Recoveries:
         Foreclosed real estate                16,279        --       45,817
         Boats                                  --              50    15,700
           Charge-offs:
         Foreclosed real estate                 --           --      (33,413)
         Boats                                  --           --       (8,702)
         Provision charged
         (credited) to expense                (16,979)         650   (54,069)
                                           ----------      --------  -------
         Balance, end of year              $    --             700     --
                                           ----------      --------  -------
                                           ----------      --------  -------

(8)   Deposits
      Deposits are summarized as follows:

           Description and interest rate

                                               1996                1995
                                           ------------         -----------
      NOW accounts, 2.00%                  $  1,533,669           1,459,820
      Super NOW accounts, 2.25%                 125,232             155,455
      Passbook accounts, 2.75%                6,227,050           6,607,832
      Money market deposit accounts,
       3.10 and 2.86%, respectively           1,221,855           1,427,831
                                           ------------          ----------
           Total transaction accounts         9,107,806           9,650,938
                                           ------------          ----------
      Certificates:
         3.00 -  3.99%                          200,738           1,429,076
         4.00 -  4.99%                        2,733,312           3,527,685
         5.00 -  5.99%                       10,396,312           7,183,614
         6.00 -  6.99%                        1,503,566           2,000,802
         7.00 -  7.99%                            5,000             606,147
         8.00 -  8.99%                            3,453             319,153
         9.00 -  9.99%                          283,772             535,439
                                           ------------         -----------
      Total certificates, 5.29% and
        5.53%, respectively                  15,126,153          15,601,916
                                           ------------         -----------
           Total deposits                  $ 24,233,959          25,252,854
                                           ------------         -----------
                                           ------------         -----------


      Weighted-average rate - deposits             4.31%               4.43%
                                           ------------         -----------
                                           ------------         -----------

                                      57

Certificate maturities are
  summarized as follows:

                                               1996                 1995
                                           ------------         ----------
           Due within one year             $  9,673,815          10,144,509
           Second year                        2,505,872           2,006,788
           Third year                         1,583,705           1,439,272
           Fourth year                          757,619           1,405,057
           Fifth year                           512,326             536,865
           After fifth year                      92,816              69,425
                                           -------------        -----------
                                           $ 15,126,153          15,601,916
                                           ------------         -----------
                                           ------------         -----------

      Interest expense on deposits is summarized as follows:

                                         1996        1995        1994
                                     ------------- ---------   ----------
NOW, Super NOW, passbook and money
  market deposit accounts            $    246,092    290,294     321,753
Certificates                              843,033    793,972     824,103
                                     ------------  ---------   ---------
                                     $  1,089,125  1,084,266   1,145,856
                                     ------------  ---------   ---------
                                     ------------  ---------   ---------

(9)   Advances from FHLB of Des Moines
Advances from the Federal Home Loan Bank of Des Moines at September 30, 1996 amounted to $1,000,000. The advance, which carries an interest rate of 5.81% and matures December 18, 1996, is secured by FHLB stock and single-family mortgage loans of $1,500,000.

(10)  Income Taxes
In computing Federal income tax, savings institutions are allowed a statutory bad debt deduction of otherwise taxable income of 8%, subject to limitations based on aggregate loans and savings balances. Due to limitations based on the level of loans and deposits outstanding and retained earnings, no bad debt deduction was allowed under either the percentage of taxable income method or experience method for 1996 and 1995. The percentage of taxable income method was used for income tax purposes for 1994.

On August 20, 1996 the Small Business Job Protection Act of 1996 was signed into law. Under the Act any tax bad debt reserves in excess of the 1987 tax year level will be subject to recapture and payable in equal amounts over six years in tax years beginning January 1, 1996 and thereafter. Since the Association's loans outstanding at September 30, 1996 were less than their loans outstanding at the end of the 1987 tax year (December 31, 1987) the tax bad debt reserves at December 31, 1987 were reduced by the ratio of the Association's loans outstanding at September 30, 1996 to the balance of the loans outstanding at December 31, 1987. As a result of the excess tax bad debt reserves, the Association recognized an additional tax liability of $74,000 as a charge to earnings. Savings institutions may defer the recapture of their applicable excess tax bad debt reserves for two years if they meet a residential loan requirement. For tax years beginning January 1, 1996 and thereafter the recapture provision will eliminate the percentage of taxable income method. Savings institutions with $500 million or less in assets will be permitted to make additions to the tax bad debt reserve using the experience method.

Effective October 1, 1993, the Association adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities which will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount which will more likely than not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities. The cumulative effect of the change in accounting principle on years prior to October 1, 1993, of $200,691 is included as an addition to net earnings for the year ended September 30, 1994.

The components of the net deferred tax asset are summarized as follows:


                                                    1996              1995
                                              -------------       ---------
         Deferred tax assets:
           Accrued expense, net               $     95,122            24,616
           Deferred loan fees, net                   4,028             2,298
           Imputed loss on loans                     --                1,548
           Deferred gain on real estate              1,993             --
           Book over tax ESOP expense                3,956             1,536
           Book over tax RRP expense                 7,598              --
           Excess of base year over
             current tax bad debt reserve            --               24,984
           Allowance for losses on loans
             and foreclosed real estate             68,788           100,524
                                             -------------      ------------
           Gross deferred tax assets               181,485           155,506
           Valuation allowance                        -              (24,984)
                                             -------------      ------------
               Total deferred tax assets           181,485           130,522
                                             -------------      ------------
           Excess tax bad debt reserve             (74,249)             --
           FHLB stock dividends                    (26,236)          (23,522)
                                             -------------      ------------
               Total deferred tax liabilities     (100,485)          (23,522)
                                             -------------      ------------
               Net deferred tax asset         $     81,000           107,000
                                              ------------      ------------
                                              ------------      ------------

The valuation allowance on deferred tax assets was reduced by $24,984 and $1,462 during 1996 and 1995, respectively. The provisions of SFAS No. 109 require the Association to establish a deferred tax asset or liability for the tax effect of the tax bad debt reserves under or over the December 31, 1987 amounts. The Association's tax bad debt reserves are approximately $752,000. The estimated deferred tax liability on such amount is approximately $256,000, which has not been recorded in the accompanying consolidated financial statements. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

Income taxes are summarized as follows:

                                  1996               1995             1994
                            ------------         -----------     ------------
Current:
  Federal                   $    144,100            166,000           145,000
  State                           23,000             22,000            31,000
                            ------------         ----------     -------------
                                 167,100            188,000           176,000
                            ------------         ----------     -------------

Deferred:
  Federal                         29,000             29,000            36,000
  State                           (3,000)             5,000             3,000
                            ------------         ----------     -------------
                                  26,000             34,000            39,000
                            ------------         ----------     -------------
                            $    193,100            222,000           215,000
                            ------------         ----------     -------------
                            ------------         ----------     -------------

The Association is subject to state taxes based on 7% of state taxable income. See note 13.

Deferred income tax expense represents the tax effects of reporting income and expense in different periods for financial reporting purposes than tax purposes as follows:

                                  1996               1995             1994
                            ------------        -------------      ----------
Allowance for losses
 on loans and foreclosed
 real estate                $    115,991             28,052            27,152
Accrual to modified cash
  basis for tax purposes         (78,641)             4,956             4,711
Imputed loss on loans              1,727              1,010               986
Book over tax ESOP expense        (2,699)            (1,536)             --
Book over tax RRP expense         (8,475)              --                --
FHLB stock dividends               3,027               --                --
Deferred loan fees, net           (1,930)             2,518             3,151
Deferred state income taxes       (3,000)             5,000             3,000
Other                               --               (6,000)             --
                            ------------       ------------       -----------
                            $     26,000             34,000            39,000
                            ------------       ------------       -----------
                            ------------       ------------       -----------

The provision for income taxes differs from the Federal statutory corporate tax rate as follows:


                                       Percentage of earnings before income
                                      taxes and cumulative effect of change
                                              in accounting principle
                                    ---------------------------------------
                                      1996             1995           1994
                                     -------          ------        -------

Tax at Federal statutory rate        34.0 %            34.0 %         34.0 %
Increases (decreases) in taxes:
  Change in valuation allowance
  on deferred tax assets             (2.8)              (.2)          (6.2)
State taxes, net of Federal
  income tax benefit                  3.8               3.2            3.4
Excess tax bad debt reserve
  recapture                          21.1              --             --
Average fair value versus
 cost of ESOP shares                  3.2                .6           --
Surtax exemption                     (2.9)             --             --
Other, net                           (1.4)               .1             .7
                                    -------          --------      --------
Effective tax rate                   55.0 %            37.7 %         31.9 %
                                    -------          --------      --------
                                    -------          --------      --------

(11)  Employee Benefits
The Association participates in an industry-wide retirement plan which covers substantially all employees. Prior service costs have been fully funded. Since this is a multiemployer plan, the plan's administrators are unable to determine the actuarial present value of benefits attributable to the Association's participants in the plan. The plan's administrators have indicated that the fund's assets exceed the actuarially computed value of vested benefits at June 30, 1996, the most recent actuarial report available, and at June 30, 1995 and 1994. No contributions or pension expense were required for 1996, 1995, or 1994.

In connection with the conversion from mutual to stock form, the Association established an employee stock ownership plan (ESOP) for the benefit of participating employees. Employees are eligible to participate upon attaining age twenty-one and completing one year of service.

The ESOP borrowed $344,000 from the Company to fund the purchase of 34,400 shares of the Company's common stock. The purchase of shares of the ESOP was recorded in the consolidated financial statements through a credit to common stock and additional paid-in capital with a corresponding charge to a contra equity account for the unreleased shares. The loan is secured solely by the common stock and is to be repaid in equal quarterly installments of principal payable through March, 2000 at an 8% interest rate. The intercompany ESOP note and related interest were eliminated in consolidation.

The Association makes quarterly contributions to the ESOP which are equal to the ESOP's debt service less dividends on unallocated ESOP shares used to repay the loan. Dividends on allocated shares will be paid to participants of the ESOP. The ESOP shares are pledged as collateral on the ESOP loan. Shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. Forfeitures will be reallocated to participants on the same basis as other contributions in the plan year. Benefits are payable upon a participant's retirement, death, disablity or separation from service.


Effective with the reorganization date the Association adopted SOP 93-6. As shares are committed to be released from collateral, the Association reports compensation expense equal to the average fair value of the ESOP shares committed to be released. Dividends on allocated ESOP shares are charged to stockholders' equity. Dividends on unallocated ESOP shares are recorded as a reduction to the ESOP loan. ESOP expense for 1996 and 1995 was $108,964 and $49,917, respectively. The fair value of unreleased ESOP shares based on market price of the Company's stock was $343,650 at September 30, 1996.


       The number of ESOP shares at September 30, 1996 were as follows:


           Allocated shares                    3,915
           Shares released for allocation      7,575
           Unreleased shares                  22,910
                                              ------
             Total ESOP shares                34,400
                                              ------
                                              ------

On April 18, 1996, the stockholders of the Company ratified the 1996 Recognition and Retention Plan (RRP). All 17,200 shares under the RRP were awarded in April, 1996 to directors, executive officers and employees. During
June, 1996, 207 shares under the RRP were forfeited.   The 207 shares will be
available for future grants. The shares granted are in the form of restricted stock payable over a five-year period at the rate of 20% per year following the date of grant of the award.
Compensation expense equal to the market value of the shares at the date of grant will be recognized on a pro rata basis over five years from the date of grant. RRP expense for 1996 was $22,480.

On April 18, 1996, the stockholders of the Company also ratified the Stock Option Plan. All 43,000 shares under the Plan were awarded in April, 1996 to directors, executive officers and employees. During June, 1996, 619 shares under the Plan were forfeited. The stock options were awarded at $14.625 per share which was equal to the market value of the Company's common stock at the date of grant. Stock options granted under the Plan vest at the rate of 20% per year following the date of the award. At September 30, 1996 there were no shares exercisable.

(12)  Stockholders' Equity and Regulatory Capital
The Company issued 430,000 shares of common stock at $10 per share in conjunction with an initial public offering completed on April 7, 1995.
Net proceeds from the sale of common stock in the offering were $3,607,238, after deduction of conversion costs of $348,762, and unearned compensation related to shares issued to the Employee Stock Ownership Plan. The Company retained 50% of the net conversion proceeds, less the funds used to originate a loan to the ESOP for the purchase of shares of common stock, and used the balance of the net proceeds to purchase all of the stock of the Association in the conversion.

During 1996 the Company initiated a stock repurchase program upon approval by the OTS of up to 21,500 shares, or 5% of common stock issued in the Company's initial common stock offering. During May and July, 1996 the Company repurchased 6,700 and 14,800 shares of common stock at a price of $15 and $15.375 per share, respectively.

Deposit account holders and borrowers do not have voting rights in the Association. Voting rights were vested exclusively with the stockholders of the holding company. Deposit account holders continue to be insured by the SAIF. A liquidation account was established at the time of conversion in an amount equal to the capital of the Association as of the date of the latest balance sheet contained in the final prospectus. Each eligible account holder or supplemental eligible account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Association, and only in such event. This share will be reduced if the account holder's or supplemental eligble account holder's deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increae in the related deposit balance.

An OTS regulation restricts the Association's ability to make capital distributions, including paying dividends. The regulation provides that an institution meeting its capital requirements, both before and after its proposed capital distribution, may generally distribute the greater of (1)75% of its net earnings for the prior four quarters or (2) 100% of its net earnings to date during the calendar year, plus the amount that would reduce by one-half its surplus capital ratio (defined as the percentage by which the institution's capital-to-asset ratio exceeds the ratio of its capital requirements to its assets) at the begining of the calendar year without prior supervisory approval. The regulation provides more significant restrictions on payment of dividends in the event that the capital requirements are not met.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that savings institutions maintain "core capital" of at least 3% of adjusted total assets. Under proposals currently being evaluated by the OTS, a savings institution's core capital requirement could
be increased to between 4% and 5% of adjusted total assets.   Core capital is
defined to include stockholders' equity among other components. Savings institutions also must maintain "tangible capital" of not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets." All of the Association's capital is tangible.




In addition to requiring compliance with the core and tangible capital standards, FIRREA and the OTS regulations also require that savings institutions satisfy a risk-based capital standard. The minimum level of such capital is based on a credit risk component and calculated by multiplying the value of each asset (including off-balance sheet commitments) by one of four risk factors. The four risk categories range from zero for cash to 100% for certain delinquent loans and repossessed property. Savings institutions must maintain an 8.0% risk-based capital level.

The following table presents the Association's capital position relative to its regulatory capital requirements under FIRREA at September 30, 1996:

                                          Regulatory Capital
                             ------------------------------------------
                                Tangible        Core        Risk-Based
                             ------------     ---------     -----------

Stockholders' equity per
  consolidated financial
  statements                 $       6,807,129     6,807,129      6,807,129
Stockholders' equity of
  the Company not available
  for regulatory capital
  purposes                          (1,409,684)   (1,409,684)    (1,409,684)
                             -----------------   -----------    -----------
Association's GAAP capital           5,397,445     5,397,445      5,397,445
Deferred tax asset                     (76,000)      (76,000)       (76,000)
General valuation
  allowances - limited                    --            --          177,618
                             -----------------   -----------   ------------
Regulatory capital                   5,321,445     5,321,445      5,499,063
Regulatory capital
  requirement                         (471,043)     (942,087)    (1,134,681)
                             -----------------  -------------  ------------
Regulatory capital
  - excess                   $       4,850,402     4,379,358      4,364,382
                             -----------------  ------------   ------------
                             -----------------  ------------   ------------

Regulatory capital ratio                 16.95%        16.95%         38.77%
Regulatory capital
  requirement                            (1.50)        (3.00)         (8.00)
                             -----------------  ------------   -------------
Regulatory capital
  ratio - excess                         15.45%        13.95%         30.77%
                             -----------------  ------------  -------------
                             -----------------  ------------  -------------

(13)  Intangible Tax Settlement
The Supreme court of the State of Missouri declared the intangible tax applied to savings institutions unconstitutional in February, 1982. Legislation was enacted May 25, 1982 to tax institutions based on 7% of state taxable income. As a result of a court ruling, the Association was allowed a credit against the state income taxes due for calendar years 1982 through 1988. The Association also received a refund of $14,081 in 1994. At September 30, 1994, the Association had fully utilized the intangible taxcredit.

(14)  Financial Instruments with Off-Balance-Sheet Risk
The Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Association's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Association minimizes this risk by evaluating each of a first or second mortgage on the borrower's property. The amount of collateral obtained is based upon an appraisal of the property.

Commitments at September 30, 1996 to originate fixed-rate mortgage loans (including related loans in process) were $653,000, expiring in generally 180 days or less.

(15)  Condensed Parent Company Only Financial Statements
The following condensed balance sheets and condensed statements of earnings and cash flows for Reliance Financial Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                 BALANCE SHEETS

                                                     September 30,
                                                1996                1995
                                          -------------          ----------
            Assets
            Cash and cash equivalents     $    180,870             365,859
            Certificates of deposit            695,000           1,288,000
            ESOP note receivable               240,800             309,600
            Accrued interest receivable          2,635               4,966
            Securities held to maturity        300,000                --
            Investment in subsidiary         5,397,445           5,157,402
            Other assets                         5,408               5,746
            Deferred tax asset                   5,000               5,000
                                          ------------          ----------
               Total assets               $  6,827,158           7,136,573
                                          ------------          ----------
                                          ------------          ----------

            Liabilities and
            Stockholders' Equity
            Other liabilities             $     14,004              16,548
            Accrued income taxes                 6,025              21,000
                                          ------------         -----------
            Total liabilities                   20,029              37,548
            Stockholders' equity             6,807,129           7,099,025
                                          ------------        ------------
            Total liabilities and
              stockholders' equity        $  6,827,158           7,136,573
                                          ------------        ------------
                                          ------------        ------------

                                 STATEMENTS OF EARNINGS
                                                              Period from
                                            Year Ended       April 7, 1995 to
                                           September 30,       September 30,
                                               1996                  1995
                                         ---------------     -----------------
Equity in earnings of the Association    $    121,238             340,948
Interest income                               114,447              64,105
Other expenses                                (68,222)            (22,752)
Income taxes                                   (9,500)            (16,000)
                                         ------------        --------------
  Total assets                           $    157,963             366,301
                                         ------------        -------------
                                         ------------        -------------

                            STATEMENTS OF CASH FLOWS

                                                               Period from
                                            Year Ended       April 7, 1995 to
                                           September 30,       September 30,
                                             1996                  1995
                                         ---------------    ----------------
Cash flows from operating activities:
  Net earnings                           $    157,963              366,301
Adjustments to reconcile net earnings
  to net cash provided by (used for)
  operating activities:
Equity in earnings of the Association        (121,238)            (340,948)
Decrease (increase) in:
  Accrued interest receivable                   2,331               (4,966)
  Other assets                                    338               (5,746)
  Deferred tax asset                             --                 (5,000)
Increase (decrease) in:
  Other liabilities                            (2,544)              16,548
  Accrued income taxes                        (14,975)              21,000
                                        -------------      ----------------
Net cash provided by (used for)
  operating activities                         21,875               47,189
                                        -------------      ---------------
Cash flows from investing activities:
  Loan to ESOP                                   --               (344,000)
Principal collected on loan to ESOP            68,800               34,400
Purchase of common stock of Association          --             (1,975,628)
Purchase of certificates of deposit          (497,000)          (1,288,000)
Proceeds from maturity of
  certificates of deposit                   1,090,000                 --
                                       --------------     -----------------
  Net cash provided by (used for)
  investing activities                        361,800           (3,573,228)
                                       --------------    ------------------

Cash flows from financing activities:
  Proceeds from sale of common stock            --               3,951,238
  Purchase of treasury stock                 (328,055)               --
  Cash dividends                             (240,609)             (59,340)
                                      ---------------   ------------------
Net cash provided by (used for)
  financing activities                       (568,664)           3,891,898
                                       --------------   ------------------
Net increase (decrease) in cash and
  cash equivalents                           (184,989)             365,859
Cash and cash equivalents at
  beginning of period                         365,859                 --
                                       --------------   ------------------
Cash and cash equivalents at
  end of period                          $    180,870              365,859
                                         ------------   ------------------
                                         ------------   ------------------

(16)  Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at September 30, 1996, are summarized as follows:


                                            Carrying              Fair

                                       65

                                            Amount               Value
                                         ----------           ----------

Non-trading instruments
  and nonderivatives:
    Cash and cash equivalents            $  1,211,033            1,211,033
    Certificates of deposit                 1,586,000            1,586,000
    Securities available for sale             473,399              473,399
    Securities held to maturity             1,689,069            1,670,000
    Stock in FHLB of Des Moines               336,000              336,000
Mortgage-backed securities
  held to maturity                          5,500,595            5,314,126
    Loans receivable, net                  21,144,237           21,454,072
    Deposits                               24,233,959           24,146,227
    Advances from FHLB of Des Moines     $  1,000,000            1,000,000


The following methods and assumptions were used in estimating the fair values:

Cash and cash equivalents and certificates of deposit are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

Fair values of securities and mortgage-backed securities are based on quoted market prices or, if unavailable, quoted market prices of similar securities.

Stock in FHLB of Des Moines is valued at cost, which represents redemption value and approximates fair value.

Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.

Deposits with no defined maturities, such as NOW and Super NOW accounts, passbook accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date.

The fair values of certificates of deposit and advances from FHLB of DesMoines are computed at fixed spreads to treasury securities with similar maturities.

(17)  SAIF Special Assessment
On September 30, 1996 the Deposit Insurance Funds Act of 1996 was signed into law. Under the Act, the FDIC will collect from savings institutions in November, 1996 a special assessment of 65.7 basis points of SAIF assessable deposits at March 31, 1995. The SAIF special assessment of $215,500 was charged to earnings during the year ended September 30, 1996.
The statute provides that the assessment is deductible for tax purposes in the year when paid. Accordingly, the SAIF special assessment will be deductible for tax return purposes during the year ended September 30, 1997.

The FDIC has issued a proposed rule on revised risk-based assessment schedules for SAIF members. Under this rule, the Association anticipates for the fiscal year ended September 30, 1997, a regular SAIF premium of 4.5 basis points of SAIF assessable deposits for the period October 1, 1996 through December 31, 1996 and an annualized 6.4 basis points thereafter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                       PART III

ITEM 10.     DIRECTORS AND OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the Board of Directors and executive officers of the Company.

                                        POSITION HELD
                                           WITH THE             DIRECTOR    TERM
NAME                   AGE (1)             COMPANY              SINCE (2)  EXPIRES
----                   -------    --------------------------    ---------  -------
Gerhard F. Lubbes        74       Chairman of the Board           1948      1998

John E. Bowman           64       President, Chief Executive      1990      1999
                                  Officer and Director

Jeannette Larson         41       Executive Vice President,       1990      1999
                                  Secretary and Director

William Schliebe         84       Senior Vice President           1951      1998
                                  and Director

Michael Svoboda          48       Director                        1995      1997

Adolph G. Kraus          59       Treasurer and Director          1990      1997

------------------
(1)  As of December 31, 1996.

(2) With the exception of Mr. Svoboda, who was appointed by the Board of Directors on September 21, 1995 to fill the unexpired term of retiring director Rudolph M. Steib, the year of initial appointment refers to appointment to the Board of Directors of Reliance Federal Savings and Loan Association of St. Louis County, the Company's mutual predecessor.


     GERHARD F. LUBBES is retired. He has been associated with the Savings Bank in various capacities for over 45 years, and has been Chairman of the Board since 1980.

     JOHN E. BOWMAN has been President and Chief Executive Officer of the Savings Bank since 1990. Prior to that, Mr. Bowman served as Executive Vice President of another financial institution.

     JEANNETTE LARSON has been Executive Vice President and Secretary of the Savings Bank since 1990. Ms. Larson joined the Savings Bank in 1973 and has been an officer of the Savings Bank since 1980.

     WILLIAM SCHLIEBE is part owner, President of Forder-Schliebe Realty, a general real estate agency in St. Louis, Missouri.

     MICHAEL SVOBODA was appointed to the Board of Directors on September 21, 1995. Mr. Svoboda is the owner and operator of Valcour Printing, Inc., in St. Louis County, Missouri.

     ADOLPH G. KRAUS is Senior Vice President of Land Title Insurance of St. Louis, a real estate title insurance company.

ITEM 11.  EXECUTIVE COMPENSATION

     CASH COMPENSATION. The following table sets forth the cash compensation paid by the Savings Bank for services during the fiscal years ended September 30, 1996, 1995 and 1994 to the Chief Executive Officer of the Savings Bank. Other than Mr. Bowman, no executive officer of the Savings Bank received compensation during such years in excess of $100,000.

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                   SUMMARY COMPENSATION TABLE (1)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                               LONG TERM
                ANNUAL COMPENSATION                       COMPENSATION AWARDS
-------------------------------------------------    -----------------------------
                                                     RESTRICTED STOCK     OPTIONS/       ALL OTHER
NAME AND PRINCIPAL              SALARY     BONUS         AWARD(S)           SARS       COMPENSATION
    POSITION           YEAR      ($)        ($)           ($)(3)             (#)          ($)(2)
--------------------   ----    -------    -------    ----------------     --------     ------------
John E. Bowman         1996    $83,333    $32,675        75,465           12,900         $53,522
President and Chief    1995    $79,367    $37,393          -0-              -0-          $26,200
   Executive Officer   1994    $75,587    $30,890          -0-              -0-          $12,164
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

-------------------------------

(1) The Savings Bank also provides its Chief Executive Officer with membership dues to certain organizations and an auto allowance, which dues and allowance are not included in the cash compensation table. The aggregate amount of such benefits for any individual executive officer did not exceed the lesser of $50,000 or 10% of such officers' cash compensation.

(2) Includes Board of Director fees of $8,075, $7,050 and $6,200, and payments for health and disability insurance of $4,960, $5,610, and $5,964, made on behalf of the Chief Executive Officer for the years ended September 30, 1996, 1995 and 1994, respectively. Also includes the contributions or allocations pursuant to the Savings Bank's Employee Stock Ownership Plan.

(3)  Represents awards made on April 18, 1996 pursuant to the Company's
     1996 Recognition and Retention Plan, which awards vest at the rate of 20% of the amount initially awarded commencing one year from the date of the award. Dividends on such shares accrue and are paid to the recipient. The value of such shares was determined by multiplying the number of shares awarded by the market price of the Company's common stock on April 18, 1996, the date of the award. At September 30, 1996, Mr. Bowman held 5,160 shares of common stock that remained subject to restrictions under the Plan. The fair market value of such restricted stock on September 30, 1996 (based on the market price of the common stock on such date) was $77,400.


------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                                          POTENTIAL REALIZED VALUE AT
                    NUMBER OF                                                            ASSUMED ANNUAL RATES OF STOCK
                    SECURITIES        % OF TOTAL                                      PRICE APPRECIATION FOR OPTION TERM
                    UNDERLYING     OPTIONS GRANTED    EXERCISE                        ----------------------------------
NAME             OPTIONS GRANTED   IN FISCAL YEAR    PRICE/SHARE   EXPIRATION DATE            5%               10%
--------------   ---------------   --------------    -----------   ---------------    -----------------  ---------------
John E. Bowman       12,900             30%           $14.625         4/19/06              9,449.25         18,898.50
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                          FISCAL YEAR-END OPTION VALUES
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                        NUMBER OF UNEXERCISED
                  SHARES                                     OPTIONS AT                  VALUE OF UNEXERCISED IN-THE-
                 ACQUIRED                                 FISCAL YEAR-END              MONEY OPTIONS AT FISCAL YEAR-END
                   UPON             VALUE            -----------------------------    ----------------------------------
NAME             EXERCISE          REALIZED            EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
John E. Bowman     --                 --                    0/12,900                              0/4,838
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

     Persons and groups owning in excess of five percent of the common stock of the Company are required to file certain reports with the Securities and Exchange Commission ("SEC") regarding such ownership pursuant to the Securities Exchange Act of 1934. The following table sets forth, as of December 13, 1996, the shares of common stock beneficially owned by all directors and executive officers as a group and by each person who was the beneficial owner of more than five percent of the Company's outstanding shares of common stock. This information is based solely upon information supplied to the Company and the filings required pursuant to the Securities Exchange Act of 1934.

                                        AMOUNT OF SHARES
                                        OWNED AND NATURE    PERCENT OF SHARES
 NAME AND ADDRESS OF                     OF BENEFICIAL       OF COMMON STOCK
  BENEFICIAL OWNERS                       OWNERSHIP(1)         OUTSTANDING
------------------------------------    ----------------    -----------------

Tidal Insurance Limited                     39,502             9.28%

Kramer Spellman L.P.                        39,426             9.26%

Reliance Employee Stock                     22,910             5.38%
  Ownership Plan

All Directors and Executive Officers        54,840            12.88%
as a Group (6 persons)

---------------------
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

ITEM 13. CERTAIN TRANSACTIONS

    FIRREA amended federal law by requiring that all loans or extensions of credit to executive officers and directors of a savings institution be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $500,000, or 15%, of the Savings Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

         The Savings Bank's policy is that all loans made by the Savings Bank to its directors and executive officers be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. Prior to the enactment of FIRREA officers, directors and employees who received loans from the Savings Bank were eligible for certain reductions in loan interest rates. This practice was eliminated in 1989 as to directors and executive officers in accordance with the provisions of FIRREA.

    The aggregate principal balance of loans made by the Savings Bank to directors, executive officers (and associated persons) as of September 30, 1996, equalled 3.6% of stockholders' equity of the Savings Bank.


                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)  Financial Statements

    The Company's consolidated financial statements for the year ended September 30, 1996 are filed herewith at Item 8.

    (a)(2)  Financial Statement Schedules

    All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

    (a)(3)  Exhibits

                                                    Sequential Page
                                                   Reference to Prior           Number Where
                                                    Filing or Exhibit         Attached Exhibits
Regulation S-K                                       Number Attached         Are Located in This
Exhibit Number        Document                            Hereto              Form 10-K Report
--------------   ---------------------------       ------------------        -------------------
      2             Plan of Reorganization                 None                Not Applicable

      3          Certificate of Incorporation               (1)                Not Applicable

      3                    Bylaws                           (2)                Not Applicable

__________________
(1) Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, filed with the Commission on December 23, 1994 (File No. 33-87894), as amended.

(2) Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, filed with the Commission on December 23, 1994 (File No. 33-87894), as amended.


                                                             Sequential Page
                                                            Reference to Prior               Number Where
                                                            Filing or Exhibit             Attached Exhibits
   Regulation S-K                                            Number Attached             Are Located in This
   Exhibit Number        Document                                 Hereto                  Form 10-K Report
   --------------   ----------------------------             -----------------           -------------------
         4          Instruments defining the                        (1)                    Not Applicable
                    rights of security holders,
                      including debentures

         9           Voting trust agreement                        None                    Not Applicable

        10             Material contracts                          None                    Not Applicable

        11          Statement re: computation                       Not                    Not Applicable
                      of per share earnings                       Required

        12          Statement re: computation                       Not                    Not Applicable
                            of ratios                             Required

        13        Annual Report to Stockholders                    None                    Not Applicable

        16            Letter re: change in                         None                    Not Applicable
                           certifying
                          accountants

        18           Letter re: change in
                     accounting principles                         None                    Not Applicable

        19            Previously unfiled
                           documents                               None                    Not Applicable

       21         Subsidiaries of Registrant                       None                    Not Applicable

        22        Published report regarding                       None                    Not Applicable
                 matters submitted to vote of
                      security holders

        23          Consent of Experts and                         Not                     Not Applicable
                            Counsel                              Required

        24            Power of Attorney                           None                     Not Applicable

Financial Data
Schedule              Exhibit 27                                                           Not Applicable

        28         Information from reports                       None                     Not Applicable
                     furnished to state
                    insurance regulatory
                        authorities

        99           Additional Exhibits                          None                     Not Applicable

     (b)  Reports on Form 8-K:

     The Registrant has not filed a Current Report on Form 8-K during the Quarter ended September 30, 1996.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RELIANCE FINANCIAL, INC.

Date:  December __, 1996           By:    /s/ John E. Bowman
                                      --------------------------------------
                                       John E. Bowman, President
                                       Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ Gerhard F. Lubbes,                   By:      /s/ Jeannette Larson
   ------------------------------------------        --------------------------
    Gerhard F. Lubbes, Chairman of the Board           Jeannette Larson,
    Executive Vice President,                          Secretary, and Director
    and Director

    Date:  December __, 1996                           Date:  December __, 1996



By:      /s/ William Schliebe                     By:
   ------------------------------------------        --------------------------
     William Schliebe, Senior Vice President          Michael Svoboda, Director
     and Director

     Date:  December __, 1996                         Date:  December __, 1996


By:      /s/ Adolph Kraus
   ------------------------------------------
     Adolph Kraus, Director

     Date:  December __, 1996