Form 10-Q
period 1996-12-31
RELIANCE FINANCIAL INC
filed 1997-02-13
CIK 934737

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 5TH STREET, N.W.
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

                            (Mark One)
/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1996

                                OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------- to -----------------
                   Commission File No. 0-25768


                     RELIANCE FINANCIAL INC.
           -------------------------------------------
      (Exact name of registrant as specified in its charter)


         Delaware                            43-1703958
--------------------------         ------------------------------
     (State or other                      (I.R.S. Employer
jurisdiction of incorporation             Identification No.)
       or organization)

8930 Gravois, St. Louis  Missouri               63123
---------------------------------          ---------------
(Address of principal executive office)      (Zip Code)


Registrant's telephone number, including area code (314) 631-7500

                          Not applicable
                ----------------------------------
             (Former name, former address and former
            fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes / X /  No /   /

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


          Class                 Outstanding December 31, 1996
-------------------------       -----------------------------
Common Stock, par value                 425,700 Shares
     $.10 per share

              RELIANCE FINANCIAL INC. AND SUBSIDIARY
                            FORM 10-Q
             FOR THE QUARTER ENDED DECEMBER 31, 1996

                              INDEX

                                               PAGE NO.

PART I - Financial Information

Consolidated Balance Sheets                       1

Consolidated Statements of Earnings               2

Consolidated Statements of Cash Flows             3

Notes to Consolidated Financial Statements        4

Management's Discussion and Analysis of
 Financial Condition and Results of Operations    5


PART II - Other Information                       9

                   Consolidated Balance Sheets
                           (Unaudited)


                                       December 31, September 30,
Assets                                     1996          1996
------------------------               ------------ -------------

Cash and cash equivalents              $   777,746      1,211,033
Certificates of deposit                  1,577,000      1,586,000
Securities:
 Available for sale, at market value
  (amortized cost of $500,000)             476,308        473,399
 Held to maturity, at amortized cost
  (market value of $1,678,438 and
  $1,670,000, respectively)              1,689,744      1,689,069
Stock in Federal Home Loan Bank
 of Des Moines                             336,000        336,000
Mortgage-backed securities held to
 maturity, at amortized cost
 (market value of $5,176,963 and
 $5,314,126, respectively)               5,397,221      5,500,595
Loans receivable, net                   20,776,836     21,144,237
Premises and equipment, net                404,656        410,284
Accrued interest receivable:
 Securities and certificates of deposit     26,089         27,929
 Mortgage-backed securities                 26,542         26,930
 Loans receivable                          118,970        136,370
Other assets                                98,110        120,956
                                       -----------     ----------
   Total assets                        $31,705,222     32,662,802
                                       -----------     ----------
                                       -----------     ----------

Liabilities and Stockholders' Equity

Deposits                               $23,907,491     24,233,959
Accrued interest on deposits                 3,727          3,238
Advances from FHLB of Des Moines           750,000      1,000,000
Advances from borrowers for taxes
 and insurance                              99,909        237,093
Other liabilities                           49,789        330,590
Accrued income taxes                        70,793         50,793
                                       -----------     ----------
   Total liabilities                    24,881,709     25,855,673
                                       -----------     ----------
Commitments and contingencies
Preferred stock, $.01 par value, 250,000
 shares authorized; none issued and
 outstanding                                     -              -
Common stock, $.10 par value; 1,500,000
 shares authorized; 447,200 and 446,993
 shares, respectively, issued and
 outstanding                                44,720         44,699
Additional paid-in capital               4,204,440      4,190,038
Common stock acquired by ESOP            (211,310)      (229,096)
Common stock acquired by RRP             (215,287)      (226,042)
Treasury stock, at cost, 21,500 shares   (328,055)      (328,055)
Unrealized loss on securities
 available for sale, net                  (23,691)       (26,601)
Retained earnings-substantially
 restricted                              3,352,696      3,382,186
                                       -----------     ----------
   Total stockholders' equity            6,823,513      6,807,129
                                       -----------     ----------
   Total liabilities and
    stockholders' equity               $31,705,222     32,662,802
                                       -----------     ----------
                                       -----------     ----------

See accompanying notes to consolidated financial statements.


               Consolidated Statements of Earnings
                           (Unaudited)


                                         Three Months Ended
                                           December 31,
                                       ---------------------
                                         1996        1995
                                       ---------   ---------
Interest income:
 Loans receivable                      $440,035      430,910
 Mortgage-backed securities              81,337       86,532
 Securities                              39,910       26,310
 Other interest-earning assets           35,851       60,545
                                       --------      -------
   Total interest income                597,133      604,297
                                       --------      -------
Interest expense:
 Deposits                               259,001      280,441
 Advances from FHLB of Des Moines        14,287        2,098
                                       --------      -------
   Total interest expense               273,288      282,539
                                       --------      -------
   Net interest income                  323,845      321,758
Provision (credit) for loan losses            -        (700)
                                       --------      -------
   Net interest income after
    provision for loan losses           323,845      322,458
                                       --------      -------
Noninterest income:
 Loan service charges                     3,324        2,998
 Other                                    7,186        6,814
                                       --------      -------
   Total noninterest income              10,510        9,812
                                       --------      -------
Noninterest expense:
 Compensation and benefits              145,944      130,387
 Occupancy expense                       12,508       11,532
 Equipment and data processing
  expense                                15,801       16,343
 Rental (income) expense from
  foreclosed real estate, net                 -          182
 SAIF deposit insurance premium          14,055       14,680
 Supervisory and professional fees       57,141       18,445
 Other                                   29,608       32,665
                                       --------      -------
   Total noninterest expense            275,057      224,234
                                       --------      -------
   Earnings before income taxes          59,298      108,036
Income taxes                             28,400       33,100
                                       --------      -------
   Net earnings                        $ 30,898       74,936
                                       --------      -------

Net earnings per share                 $    .08          .19
                                       --------      -------
                                       --------      -------

Weighted-average shares outstanding     387,369      400,462
                                       --------      -------
                                       --------      -------

Dividends per share                    $    .15          .15
                                       --------      -------
                                       --------      -------


See accompanying notes to consolidated financial statements.


              Consolidated Statements of Cash Flows
                           (Unaudited)


                                         Three Months Ended
                                           December 31,
                                       ---------------------
                                         1996        1995
                                       ---------   ---------

Cash flows from operating activities:
 Net earnings                          $  30,898        74,936
 Adjustments to reconcile net earnings
  to net cash provided by (used for)
  operating activities:
   Depreciation expense                    5,629         6,073
   Provision (credit) for loan losses          -         (700)
   Amortization of premiums and
    discounts on securities, net           (675)         (638)
   ESOP expense                           28,975        26,088
   RRP expense                            13,989             -
   FHLB stock dividends                        -       (6,600)
 Decrease (increase) in:
  Accrued interest receivable             19,627      (20,556)
  Other assets                            22,847        14,398
 Increase (decrease) in:
  Accrued interest on deposits               489            64
  Other liabilities                    (280,801)      (85,064)
  Accrued income taxes                    20,000         (900)
                                       ---------   -----------
    Net cash provided by (used for)
     operating activities              (139,022)         7,101
                                       ---------   -----------
Cash flows from investing activities:
 Loans:
  Purchased                            (158,900)   (1,195,706)
  Originated                            (53,545)   (1,170,699)
  Principal collections                  579,846     1,414,032
 Principal collections on mortgage-
  backed securities held to maturity     103,374        35,852
 Securities held to maturity and
  certificates of deposit:
  Purchased                             (90,000)     (599,000)
  Proceeds from maturity                  99,000       496,000
 Purchase of premises and equipment,
  net                                          -             -
                                       ---------   -----------
    Net cash provided by (used for)
     investing activities                479,775   (1,019,521)
                                       ---------     ---------
Cash flows from financing activities:
 Net increase (decrease) in:
  Deposits                             (326,468)     (312,925)
  Advances from borrowers for taxes
   and insurance                       (137,184)     (192,964)
 Proceeds from advances from FHLB              -     1,000,000
 Repayment of advances from FHLB       (250,000)             -
 Cash dividends                         (60,388)      (59,927)
                                       ---------   -----------
    Net cash provided by (used for)
     financing activities              (774,040)       434,184
                                       ---------   -----------
    Net increase (decrease) in cash
     and cash equivalents              (433,287)     (578,236)
Cash and cash equivalents at
 beginning of period                   1,211,033     2,036,111
                                       ---------   -----------
Cash and cash equivalents at end
 of period                             $ 777,746     1,457,875
                                       ---------   -----------

Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
  Interest on deposits                 $ 258,512       280,376
  Interest on advances from FHLB          14,287         2,098
  Federal income taxes                 $  14,000        34,000


See accompanying notes to consolidated financial statements.


            Notes to Consolidated Financial Statements
                           (Unaudited)

 (1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 1996 contained in the Annual Report to Stockholders and as an exhibit filed with Form 10-K.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

General
-------

The Company has no significant assets other than common stock of Reliance Federal Savings and Loan Association of St. Louis County, a federal savings association (the "Association"), the loan to the ESOP and net proceeds retained by the Company following the mutual-to-stock conversion of the Association in April, 1995. The Company's principal business is the business of the Association. Therefore, the discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Association and its operations.

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------
The Association's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Association has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the Association need additional funds.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Association's regulatory liquidity ratio was approximately 16% at December 31, 1996. The Association maintains a high level of liquidity as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that the Association maintain core capital equal to 3% of adjusted total assets and maintain tangible capital equal to 1.5% of adjusted total assets. The Association must maintain 8% of risk-based capital.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

The following table presents the Association's capital position relative to its regulatory capital requirements under FIRREA at December 31, 1996:


                                   Unaudited Regulatory Capital
                              --------------------------------------
                               Tangible         Core      Risk-Based

Stockholders' equity per
 consolidated financial
 statements                    $ 6,823,513    6,823,513    6,823,513
Stockholders' equity of
 Reliance Financial Inc.
 not available for regulatory
 capital purposes              (1,327,856)  (1,327,856)  (1,327,856)
                               -----------  -----------  -----------
GAAP capital                     5,495,657    5,495,657    5,495,657
General valuation allowances             -                   174,341
Non-includable deferred tax
 assets                           (76,000)     (76,000)     (76,000)
                               -----------  -----------  -----------
Regulatory capital               5,419,657    5,419,657    5,593,998
Regulatory capital requirement   (457,604)    (915,208)  (1,113,454)
                               -----------  -----------  -----------
 Regulatory capital - excess   $ 4,962,053    4,504,449    4,480,544
                               -----------  -----------  -----------
                               -----------  -----------  -----------

Regulatory capital ratio            17.77%       17.77%       40.19%
Regulatory capital requirement      (1.50)       (3.00)       (8.00)
                               -----------  -----------  -----------
Regulatory capital ratio - excess   16.27%       14.77%       32.19%
                               -----------  -----------  -----------
                               -----------  -----------  -----------

Commitments to originate adjustable-rate loans at December 31, 1996 were $487,500.


Financial Condition
-------------------

Assets decreased from $32.7 million at September 30, 1996 to $31.7 million at December 31, 1996. Deposit accounts decreased from $24.2 million at September 30, 1996 to $23.9 million at December 31, 1996. Cash and cash equivalents, as well as certificates of deposit, decreased as such funds were used to fund withdrawals from customer deposit accounts. The components of interest-bearing assets change from time to time based on the availability and interest rates of loans, securities, mortgage-backed securities and other interest-bearing assets meeting the Association's risk guidelines. Loans receivable, net decreased due to continued loan repayments in excess of loans originated and purchased. The Association purchased $159,000 in mortgage loans during the 1996 quarter.

Accrued interest receivable on loans decreased due a lower average balance of loans receivable. The Association repaid $250,000 of its advance from the Federal Home Loan Bank of Des Moines during the quarter. Management may utilize FHLB advances in the future where the overall cost is less than retail deposits or to meet short-term liquidity needs. Advances by borrowers for taxes and insurance decreased due to seasonal factors. Real estate taxes are paid on behalf of borrowers in December of each year. Other liabilities decreased due to the payment of a SAIF special assessment of $216,000 and payment of bonuses during the quarter which were accrued at September 30, 1996.

Asset Quality
-------------

The Association's general policy is to exclude from earnings, interest on loans contractually delinquent 90 days or more. At December 31, 1996 and September 30, 1996, the Association had $35,000 and $67,000, respectively in loans that were 90 days or more delinquent. Such delinquent loans represented .17% and .32% of net loans receivable at December 31, 1996 and September 30, 1996, respectively.

                      Results of Operations

Net Earnings
------------

Net earnings were $31,000 for the three months ended December 31, 1996 compared to $75,000 for the three months ended December 31, 1995. Net earnings was lower for the 1996 period due primarily to higher noninterest expense.

Net Interest Income
-------------------

Net interest income for the three months ended December 31, 1996 and 1995 was $324,000 and $322,000, respectively. The interest rate spread (the difference between the weighted-average rate on all interest-earning assets and interest-bearing liabilities) improved slightly for the current period. The interest rate spread increased from 3.10% for the three months ended December 31, 1995 to 3.20% for the three months ended December 31, 1996.

Interest on loans receivable increased by $9,000 for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to an increase in average loan balance and an increase in the average yield on loans. The average yield was 8.33% for the three months ended December 31, 1996 compared to 8.24% for the three months ended December 31, 1995.

Interest on mortgage-backed securities decreased by $5,000 for the three months ended December 31, 1996 compared to the three month period ended December 31, 1995 due to decreases in the average balances and yield. Yields on mortgage-backed securities decreased to 5.99% for the three months ended December 31, 1996 from 6.15% for the three months ended December 31, 1995 as the adjustable mortgages underlying these securities continued to reprice.

Interest on securities and other interest-earning assets in the 1996 period compared to the 1995 period reflect changes in average balances. Components of interest-earning assets vary from time to time based on the availability and interest rates of loans, investment securities, and other interest-bearing assets.

Interest Expense
----------------

Interest on deposits decreased due to a lower average balance and slightly lower interest rates. The retail deposit market remains very competitive. The average rate decreased to 4.31% for the three months ended December 31, 1996 from 4.49% for the three months ended December 31, 1995

Provision for Loan Losses
-------------------------
Provision for loan losses was a credit of $700 for the three month periods ended December 31, 1995. There was no provision for the three months ended December 31, 1996. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses on existing loans in the portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and risk characteristic of the loan portfolio.

Noninterest Income
------------------

Noninterest income increased by $1,000 to $11,000 for the three months ended December 31, 1996 from $10,000 for the three months ended December 31, 1995. The increase was due to a slight increase in loan service charges and deposit account service charges.

Noninterest Expense
-------------------

Noninterest expense increased to $275,000 for the three months ended December 31, 1996, from $224,000 for the three months ended December 31, 1995. Compensation and benefit costs increased by $16,000 to $146,000 for the three months ended December 31, 1996 from $130,000 for the three months ended December 31, 1995 due primarily to the cost of stock benefit plans. The Company adopted a Recognition and Retention Plan (RRP) in April, 1996, which was approved by stockholders. RRP expense was $14,000 for the three months ended December 31, 1996 compared to none in the 1995 quarter. In addition, Employee Stock Ownership Plan (ESOP) expense increased from $26,000 for the three months ended December 31, 1995 to $29,000 for the three months ended December 31, 1996. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's common stock, which increased during the quarter ended December 31, 1996. SAIF deposit insurance premium was slightly lower during the 1996 quarter compared with the 1995 quarter due to a decrease in the average balance of deposits. SAIF deposit insurance premium is expected to be lower beginning January 1, 1997 since the SAIF has now been recapitalized. Supervisory and professional fees increased due to consulting and professional services related to review of the Company's business plans and related matters.

Income Taxes
------------

Income tax expense for the three months ended December 31, 1996 reflects lower earnings before income taxes than in the 1995 period.

              RELIANCE FINANCIAL INC. AND SUBSIDIARY

                   PART II - Other Information

Item 1 - Legal Proceeding

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

   None.

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


                           RELIANCE FINANCIAL INC.
                           --------------------------------------
                           (Registrant)


DATE: February 13, 1997    BY: /s/ John Bowman
                               ----------------------------------
                               John Bowman, President,
                               Principal Financial Officer and
                               Duly Authorized Officer

PAGE