Form 10-Q
period 1997-03-31
RELIANCE FINANCIAL INC
filed 1997-05-07
CIK 934737

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      450 5TH STREET, N.W.
                     WASHINGTON, D. C. 20549

               -----------------------------------

                            FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------- to -------------
Commission File No. 0-25768


                     RELIANCE FINANCIAL INC.
     (Exact name of registrant as specified in its charter)


     Delaware                                  43-1703958
-----------------------------------------------------------------
(State or other jurisdiction of              I.R.S. Employer
incorporation or organization)              Identification No.)

8930 Gravois, St. Louis  Missouri                  63123
-----------------------------------------------------------------
(Address of principal executive office)          (Zip Code)


Registrant's telephone number, including area code (314) 631-7500

                         Not applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/    No / /

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


       Class                           Outstanding April 30, 1997
-----------------------------------------------------------------
Common Stock, par value                          425,725
$.10 per share

             RELIANCE FINANCIAL INC. AND SUBSIDIARY

                            FORM 10-Q

              FOR THE QUARTER ENDED MARCH 31, 1997

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


             RELIANCE FINANCIAL INC. AND SUBSIDIARY
                   Consolidated Balance Sheets
                           (Unaudited)


                                                                  March 31,       September 30,
Assets                                                             1997               1996

Cash and cash equivalents                                          $ 1,146,698        1,211,033
Certificates of deposit                                              1,478,000        1,586,000
Securities:
  Available for sale, at market value (amortized cost of$500,000)      470,306          473,399
  Held to maturity, at amortized cost (market value
    of $1,668,230 and $1,670,000, respectively)                      1,690,429        1,689,069
Stock in Federal Home Loan Bank of Des Moines                          336,000          336,000
Mortgage-backed securities held to maturity, at amortized cost
  (market value of $5,103,061 and $5,314,126, respectively)          5,321,087        5,500,595
Loans receivable, net                                               19,925,344       21,144,237
Premises and equipment, net                                            399,138          410,284
Accrued interest receivable:
  Securities and certificates of deposit                                26,622           27,929
  Mortgage-backed securities                                            26,138           26,930
  Loans receivable                                                     114,315          136,370
Other assets                                                           106,519          120,956
                                                                   -----------       ----------
    Total assets                                                   $31,040,596       32,662,802
                                                                   -----------       ----------
                                                                   -----------       ----------

Liabilities and Stockholders' Equity

Deposits                                                           $23,582,851       24,233,959
Accrued interest on deposits                                             3,502            3,238
Advances from FHLB of Des Moines                                       350,000        1,000,000
Advances from borrowers for taxes and insurance                        165,701          237,093
Other liabilities                                                       48,580          330,590
Accrued income taxes                                                    56,005           50,793
  Total liabilities                                                 24,206,639       25,855,673
Commitments and contingencies
Preferred stock, $.01 par value, 250,000 shares
  authorized; none issued and outstanding                                    -                -
Common stock, $.10 par value; 1,500,000 shares authorized;
  shares issued 447,200 and 446,993, respectively                       44,720           44,699
Additional paid-in capital                                           4,215,687        4,190,038
Common stock acquired by ESOP                                         (193,523)        (229,096)
Common stock acquired by RRP                                          (201,244)        (226,042)
Unrealized loss on securities available for sale, net                  (29,694)         (26,601)
Retained earnings - substantially restricted                         3,326,066        3,382,186
Treasury stock, at cost, 21,500 shares                                (328,055)        (328,055)
                                                                   -----------       ----------
    Total stockholders' equity                                       6,833,957        6,807,129
                                                                   -----------       ----------
    Total liabilities and stockholders' equity                     $31,040,596       32,662,802
                                                                   -----------       ----------
                                                                   -----------       ----------

See accompanying notes to consolidated financial statements.


             RELIANCE FINANCIAL INC. AND SUBSIDIARY
               Consolidated Statements of Earnings
                           (Unaudited)


                                                      Three Months Ended         Six months ended
                                                           March 31,                  March 31,
                                                      1997          1996         1997       1996

Interest income:
  Loans receivable                                $431,567       493,564      871,602    924,473
  Mortgage-backed securities                        80,528        85,623      161,866    172,156
  Securities                                        39,433        23,251       79,342     49,562
  Other interest-earning assets                     32,438        61,130       68,289    121,675

                                                   -------       -------    ---------  ---------
    Total interest income                          583,966       663,568    1,181,099  1,267,866
                                                   -------       -------    ---------  ---------
Interest expense:
  Deposits                                         247,480       275,509      506,481    555,949
  Advances from FHLB of Des Moines                   9,821        14,686       24,108     16,785
                                                   -------       -------    ---------  ---------
    Total interest expense                         257,301       290,195      530,589    572,734
                                                   -------       -------    ---------  ---------
    Net interest income                            326,665       373,373      650,510    695,132
Provision (credit) for loan losses                       -             -            -       (700)
                                                   -------       -------    ---------  ---------
Net interest income after provision
  for loan losses                                  326,665       373,373      650,510    695,832
                                                   -------       -------    ---------  ---------
Noninterest income:
  Loan service charges                               3,172         3,806        6,496      6,804
  Other                                              8,318         5,842       15,505     12,656
                                                   -------       -------    ---------  ---------
    Total noninterest income                        11,490         9,648       22,001     19,460
                                                   -------       -------    ---------  ---------
Noninterest expense:
  Compensation and benefits                        160,709       141,414      306,653    271,801
  Occupancy expense                                 12,997        13,044       25,504     24,576
  Equipment and data processing expense             15,134        16,623       30,935     32,966
  SAIF deposit insurance premium                       824        14,532       14,880     29,212
  Supervisory and professional fees                 41,434        22,026       98,576     40,471
  Other                                             31,669        27,779       61,277     60,626
                                                   -------       -------    ---------  ---------
    Total noninterest expense                      262,767       235,418      537,825    459,652
                                                   -------       -------    ---------  ---------
    Earnings before income taxes                    75,388       147,603      134,686    255,640
Income taxes                                        41,600        57,700       70,000     90,800
                                                   -------       -------    ---------  ---------
    Net earnings                                  $ 33,788        89,903       64,686    164,840
                                                   -------       -------    ---------  ---------
                                                   -------       -------    ---------  ---------

Net earnings per share                       $    .09           .22          .16        .41
                                                   -------       -------    ---------  ---------
                                                   -------       -------    ---------  ---------

Weighted-average shares outstanding                397,145       402,356      392,974    401,409
                                                   -------       -------    ---------  ---------
                                                   -------       -------    ---------  ---------

Dividends per share                               $    .15           .15          .30        .30
                                                   -------       -------    ---------  ---------
                                                   -------       -------    ---------  ---------

See accompanying notes to consolidated financial statements.

             RELIANCE FINANCIAL INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                                          Six Months Ended
                                                                              March 31,
                                                                         1997          1996
Cash flows from operating activities:
  Net earnings                                                     $   64,686       164,840
  Adjustments to reconcile net earnings
    to net cash provided by (used for) operating activities:
      Depreciation expense                                             11,147        11,943
      Provision (credit) for loan losses                                    -          (700)
      Amortization of premiums and discounts on securities, net        (1,360)       (1,286)
      ESOP expense                                                     58,008        53,089
      RRP expense                                                      28,033             -
      FHLB stock dividends                                                  -        (6,600)
  Decrease (increase) in:
    Accrued interest receivable                                        24,154       (17,628)
    Other assets                                                       14,437         7,979
  Increase (decrease) in:
    Accrued interest on deposits                                          264          (168)
    Other liabilities                                                (282,010)      (68,419)
    Accrued income taxes                                                5,212       (24,554)
      Net cash provided by (used for) operating activities            (77,429)      118,496
Cash flows from investing activities:
  Loans:
    Purchased                                                        (158,900)   (2,194,504)
    Originated                                                       (291,991)   (1,449,142)
    Principal collections                                           1,669,784     2,435,278
  Principal collections on mortgage-backed securities
    held to maturity                                                  179,508        66,642
  Securities held to maturity and certificates of deposit:
    Purchased                                                         (90,000)   (1,496,000)
    Proceeds from maturity                                            197,999     1,685,000
      Net cash provided by (used for) investing activities          1,506,400      (952,726)
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                                         (651,108)         (271)
    Advances from borrowers for taxes and insurance                   (71,392)     (112,867)
  Proceeds from advances from FHLB of Des Moines                            -     1,000,000
  Repayment of notes payable                                         (650,000)            -
  Cash dividends                                                     (120,806)     (119,855)
      Net cash provided by (used for) financing activities         (1,493,306)      767,007
      Net increase (decrease) in cash and cash equivalents            (64,335)      (67,223)
Cash and cash equivalents at beginning of period                    1,211,033     2,036,111
Cash and cash equivalents at end of period                         $1,146,698     1,968,888

Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
    Interest on deposits                                           $  506,217       556,118
    Interest on advances from FHLB                                     24,108        16,785
    Federal income taxes                                               49,770       111,891
    State income taxes                                             $   20,918         3,463

See accompanying notes to consolidated financial statements.

             RELIANCE FINANCIAL INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                           (Unaudited)

 (1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 1996 contained in Form 10-K.

(2) On March 20, 1997, Allegiant Bancorp, Inc., St. Louis, Missouri ("Allegiant"), and Reliance Financial Inc. ("Reliance"), jointly announced that they have entered into a definitive agreement that provides for the merger of Allegiant and Reliance. After the merger, Reliance Federal Savings and Loan Association of St. Louis County, Reliance's wholly owned subsidiary, will maintain its thrift charter and continue to operate as a separate subsidiary with its current management and staff.

     The agreement provides for the acquisition by Allegiant of all of the capital stock of Reliance in exchange for consideration of 1.6741 shares of Allegiant common stock per share of Reliance common stock, subject to adjustment. The acquisition is expected to be completed on or about September 30, 1997 and is subject to, among other things, regulatory approval and the approval of the shareholders of Allegiant and the stockholders of Reliance.

             RELIANCE FINANCIAL INC. AND SUBSIDIARY
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

General
-------

The Company has no significant assets other than common stock of the Association, the loan to the Employee Stock Ownership Plan
(ESOP) and net proceeds retained by the Company following its initial public offering in April, 1996. The Company's principal business is the business of the Association. Therefore, the discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Association and its operations.

Certain statements in this report which relate to the Company's plans, objectives or performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

The Association's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Association has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the Association need additional funds.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Association's regulatory liquidity ratio was approximately 18% at March 31, 1997. The Association maintains a high level of liquidity as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

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

             RELIANCE FINANCIAL INC. AND SUBSIDIARY
             Management's Discussion and analysis of
          Financial Condition and Results of Operations

The following table presents the Association's capital position relative to its regulatory capital requirements under FIRREA at March 31, 1997:


                                                              Unaudited Regulatory Capital
                                                         Tangible         Core       Risk-Based

Stockholders' equity per consolidated
  financial statements                                   $6,833,957     6,833,957     6,833,957
Stockholders' equity of Reliance Financial Inc.
  not available for regulatory capital purposes          (1,253,268)   (1,253,268)   (1,253,268)
                                                         -----------   -----------   -----------
GAAP capital                                              5,580,689     5,580,689     5,580,689
General valuation allowances                                      -             -       168,579
Non-includable deferred tax assets                          (76,000)      (76,000)      (76,000)
                                                         -----------   -----------   -----------
Regulatory capital                                        5,504,689     5,504,689     5,673,268
Regulatory capital requirement                             (448,758)     (897,515)   (1,075,983)
                                                         -----------   -----------   -----------
  Regulatory capital - excess                            $5,055,931     4,607,174     4,597,285
                                                         -----------   -----------   -----------
                                                         -----------   -----------   -----------

Regulatory capital ratio                                      18.40%        18.40%        42.18%
Regulatory capital requirement                                (1.50)        (3.00)        (8.00)
                                                         -----------   -----------   -----------
  Regulatory capital ratio - excess                           16.90%        15.40%        34.18%
                                                         -----------   -----------   -----------
                                                         -----------   -----------   -----------


The Association is also required to maintain core, tier 1 risk-based capital (core capital to risk-weighted assets) and risk based capital of 5%, 6%, and 10%, respectively in order to be classified as "well capitalized" for regulatory purposes. Such requirements have been met.

Commitments to originate mortgage loans amounted to $17,000 at March 31, 1997.

Financial Condition
-------------------

Assets decreased from $32.7 million at September 30, 1996 to $31.0 million at March 31, 1997. Loans receivable, net decreased from $21.1 million at September 30, 1996 to $19.9 million at March 31, 1997 due to normal loan repayment activity and substantially lower loan originations and purchases during the six month period. Cash flows from loan repayments were used primarily to fund withdrawals from deposit accounts and repayment of $650,000 of FHLB advances. Management may utilize FHLB advances in the future where the overall cost is less than retail deposits or to meet short-term liquidity needs. Accrued interest receivable on loans decreased due to a lower average balance. Advances from borrowers for taxes and insurance decreased due to payment of real estate taxes on behalf of borrowers in December of each year. Other liabilities decreased due primarily to payment of a one-time special assessment of $215,500 for recapitalization of the Savings Association Insurance Fund. The assessment was recorded as of September 30, 1996 and paid in November, 1996.

Asset Quality
-------------

The Association's general policy is to exclude from earnings, interest on loans contractually delinquent 90 days or more. At March 31, 1997 the Association had no loans which were 90 days or more delinquent compared to $35,000 at September 30, 1996. Such delinquent loans represented 0% and .17% of net loans receivable at March 31, 1997 and September 30, 1996, respectively.

             RELIANCE FINANCIAL INC. AND SUBSIDIARY
             Management's Discussion and analysis of
          Financial Condition and Results of Operations


Following is a summary of activity in the allowance for loan losses:


Balance at September 30, 1996          $203,515
  Charge-offs                            (1,574)
  Recoveries                              3,146
  Provision for loan loss                     -
                                       --------
Balance at March 31, 1997              $205,087
                                       --------
                                       --------

                      Results of Operations

Net Earnings
------------

Net earnings for the three months ended March 31, 1997 and 1996 were $34,000 and $90,000, respectively. Net earnings for the six months ended March 31, 1997 and 1996 were $65,000 and $165,000, respectively. The decrease in net earnings for the three and six month periods ended March 31, 1997, reflected lower net interest income and higher noninterest expense, partially offset by higher noninterest income and lower income taxes.

Net Interest Income
-------------------

Net interest income decreased by $47,000, or 12.5%, for the three months ended March 31, 1997 from the same period of the prior year and decreased by $45,000, or 6.4%, for the six months ended March 31, 1997 as compared to the same period of 1996. During the three and six months ended March 31, 1996, the Association recognized amortization of unearned discount of $52,000 to interest income on certain loans which were paid off. The loans were classified as troubled debt restructurings prior to the effective date of SFAS No. 114 and No. 118 and unearned discount was recognized for cash receipts in excess of the carrying amount of the loans.

Interest Income
---------------

Interest on loans receivable decreased in both the three and six months ended March 31, 1997 compared to the 1996 periods due to a lower average balance and yield. The average yield on loans was 8.77% for the six months ended March 31, 1996 compared to 8.38% for the six months ended March 31, 1997. The yield on loans receivable for the six months ended March 31, 1996 increased by approximately 50 basis points as a result of the amortization of unearned discount to interest income on certain loans paid off as discussed in the previous paragraph. The interest rate spread for the six months ended March 31, 1997 was 3.29% compared to 3.37% for the six months ended March 31, 1996. The net yield on interest-bearing assets was 4.17% for the six months ended March 31, 1997 compared to 4.30% for the six months ended March 31, 1996.

Interest on securities increased due to higher average balances for both the three and six months ended March 31, 1997 compared to the 1996 periods. Interest income on mortgage-backed securities (MBSs) and other interest-earning assets decreased due to lower average balances for both the three and six months ended March 31, 1997 compared to the 1996 periods. Components of interest income change from time to time based on the availability, quality and interest rates on securities, MBSs and other interest-earning assets.

             RELIANCE FINANCIAL INC. AND SUBSIDIARY
             Management's Discussion and analysis of
          Financial Condition and Results of Operations

Interest Expense
----------------

Interest on deposits decreased due to lower interest rates and a lower average balance for both the three and six months ended March 31, 1997 compared to the 1996 periods. The lower average balance resulted from deposit outflows. Interest on advances from the Federal Home Loan Bank of Des Moines reflected changes in average balances. The average rate on interest-bearing liabilities decreased to 4.29% for the six months ended March 31, 1997 from 4.46% for the six months ended March 31, 1996.
Average interest- bearing liabilities decreased to $24.7 million for the six months ended March 31, 1997, from $26.0 million for the six months ended March 31, 1996.

Provision for Loan Losses
-------------------------

Reliance had no loss provision or credit for loan losses for the three and six months ended March 31, 1997 and three months ended March 31, 1996, and a $700 net credit for the six month period ended March 31, 1996. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount which, in management's opinion, is adequate to absorb losses existing in the portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and risk characteristics of the loan portfolio.

Noninterest Income
-------------------

Total noninterest income increased to $11,000 for the three months ended March 31, 1997 from $10,000 for the three months ended March 31, 1996. Total noninterest income increased to $22,000 for the six months ended March 31, 1997 from $19,000 for the six months ended March 31, 1996. The increase was due to $2,400 of nonrecurring income related to the sale of Reliance Federal's interest in a data processing service bureau.

Noninterest Expense
-------------------

Noninterest expense increased to $263,000 and $538,000 for the three and six months ended March 31, 1997, respectively, from $235,000 and $460,000 for the three and six months ended March 31, 1996, respectively. Compensation and benefit costs increased by $19,000 to $161,000 for the three months ended March 31, 1997 from $142,000 for the three months ended March 31, 1996. Compensation and benefit costs increased by $35,000 to $307,000 for the six months ended March 31, 1997 from $272,000 for the six months ended March 31, 1996. In April 1996, the Association implemented a recognition and retention plan similar to plans of
other publicly traded thrift holding companies.   Expenses under
this plan for the three and six months ended March 31, 1997 were $14,000 and $28,000, respectively. Compensation and benefits for the three and six months ended March 31, 1997 included $29,000 and $58,000, respectively related to the Employee Stock Ownership Plan (ESOP). Compensation and benefits for the three and six months ended March 31, 1996 included $27,000 and $53,000, respectively, related to the ESOP. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's common stock. Management expects ESOP expense will increase in future quarters due to the recent increase in the price of common stock of Reliance Financial, Inc. SAIF deposit insurance premium decreased as a result of a substantially lower assessment rate. The special assessment recorded at September 30, 1996 recapitalized the fund. Recurring SAIF premiums are expected to be assessable based on an annual revised rate of 6.48 basis points of deposits. Supervisory and professional fees for the three and six months ended March 31, 1997, increased as a result of additional costs of reviewing the strategic options of the Company, and evaluating the proposed

             RELIANCE FINANCIAL INC. AND SUBSIDIARY
             Management's Discussion and analysis of
          Financial Condition and Results of Operations

merger of the Company.

Income Taxes
------------

Income tax expense for the three and six months ended March 31, 1997 decreased compared to prior periods due to lower earnings before income taxes, partially offset by a higher effective tax rate. The higher tax rate is related to the tax effects of the ESOP, differences in tax rates of the Company and the Association based on filing of separate tax returns, and other factors.

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

     (b)  Reports on Form 8-K: none


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         RELIANCE FINANCIAL INC.
                         -----------------------------------
                         (Registrant)


DATE: May 7, 1997        BY:  /s/ John Bowman
                              ------------------------------
                              John Bowman, President,
                              Principal Financial Officer and
                              Duly Authorized Officer