Form 10QSB
period 1997-06-30
RELIANCE FINANCIAL INC
filed 1997-08-14
CIK 934737


                                              UNITED STATES
                                   SECURITIES AND EXCHANGE COMMISSION
                                          450 5TH STREET, N.W.
                                         WASHINGTON, D. C. 20549



                                                FORM 10-Q

(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                                   OR

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


       Delaware
                    43-1703958
(State or other jurisdiction of
          (I.R.S. Employer Identification No.)
incorporation or organization)

8930 Gravois, St. Louis  Missouri
             63123
(Address of principal executive office)
        (Zip Code)


Registrant's telephone number, including area code (314) 631-7500

Not applicable

(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X  .  No      .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                     Class                         Outstanding July 31, 1997
Common Stock, par value $.10 per share                      426,045


                     RELIANCE FINANCIAL INC. AND SUBSIDIARY

                                    FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1997

                                     INDEX


                                                                PAGE NO.

PART I - Financial Information

   Consolidated Balance Sheets                                    1

   Consolidated Statements of Earnings                            2

   Consolidated Statements of Cash Flows                          3

   Notes to Consolidated Financial Statements                     4

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations               5


PART II - Other Information                                      10

                   RELIANCE FINANCIAL INC. AND SUBSIDIARY
                         Consolidated Balance Sheets
                                  (Unaudited)

                                                       June 30,  September 30,
     Assets                                            1997              1996
Cash and cash equivalents                  $      2,186,275         1,211,033
Certificates of deposit                           1,288,000         1,586,000
Securities:
   Available for sale, at market value
    (amortized cost of $500,000 and
     $500,000)                                      475,171           473,399
   Held to maturity, at amortized cost
    (market value of $1,081,387 and
    $1,656,125, respectively)                     1,091,124         1,689,069
Stock in Federal Home Loan
 Bank of Des Moines                                 336,000           336,000
Mortgage-backed securities held to
 maturity, at amortized cost
   (market value of $4,935,183 and
    $5,387,694, respectively)                     5,197,804         5,500,595
Loans receivable, net                            19,066,972        21,144,237
Premises and equipment, net                         393,909           410,284
Accrued interest receivable:
   Securities and certificates of deposit            19,645            27,929
   Mortgage-backed securities                        25,543            26,930
   Loans receivable                                 110,511           136,370
Other assets                                        108,818           120,956
     Total assets                          $     30,299,772        32,662,802

   Liabilities and Stockholders' Equity

Deposits                                   $     23,104,849        24,233,959
Accrued interest on deposits                          3,273             3,238
Advances from FHLB of Des Moines                       -            1,000,000
Advances from borrowers for taxes
  and insurance                                     214,287           237,093
Other liabilities                                    69,818           330,590
Accrued income taxes                                 54,922            50,793
     Total liabilities                           23,447,149        25,855,673
Commitments and contingencies
Preferred stock, $.01 par value,
 250,000 shares authorized;
  none issued and outstanding                          -                 -
Common stock, $.10 par value;
 1,500,000 shares authorized;
   shares issued 447,329 and 446,993,
    respectively                                     44,733            44,699
Additional paid-in capital                        4,234,227         4,190,038
Common stock acquired by ESOP                      (175,736)         (229,096)
Common stock acquired by RRP                       (188,278)         (226,042)
Unrealized loss on securities
  available for sale, net                           (24,829)          (26,601)
Retained earnings - substantially
  restricted                                      3,290,561         3,382,186
Treasury stock, at cost, 21,500 shares             (328,055)         (328,055)
   Total stockholders' equity                     6,852,623         6,807,129
   Total liabilities and stockholders'
     equity                                $     30,299,772        32,662,802

See accompanying notes to consolidated financial statements.

                       RELIANCE FINANCIAL INC. AND SUBSIDIARY
                          Consolidated Statements of Earnings
                                    (Unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                               June 30,                         June 30,
                                                        1997            1996              1997          1996
Interest income:
   Loans receivable                               $       405,463         444,247       1,277,065        1,368,720
   Mortgage-backed securities                              78,254          83,267         240,120          255,423
   Securities                                              38,342          35,422         117,684           84,984
   Other interest-earning assets                           37,764          50,797         106,052          172,472
        Total interest income                             559,823         613,733       1,740,921        1,881,599
Interest expense:
   Deposits                                               244,097         268,892         750,578          824,841
   Advances from FHLB of Des Moines                         4,370          14,686          28,478           31,471
        Total interest expense                            248,467         283,578         779,056          856,312
        Net interest income                               311,356         330,155         961,865        1,025,287
Provision (credit) for loan losses                          -               -               -                 (700)
        Net interest income after
           provision for loan losses                      311,356         330,155         961,865        1,025,987
Noninterest income:
   Loan service charges                                     2,834           3,261           9,331           10,065
   Gain on investment in data center                        -              14,965           2,404           14,965
   Other                                                    5,058           6,087          18,158           18,743
        Total noninterest income                            7,892          24,313          29,893           43,773
Noninterest expense:
   Compensation and benefits                              154,177         144,340         460,830          416,141
   Occupancy expense                                       12,749          15,814          38,254           40,390
   Equipment and data processing expense                   15,178          15,756          46,112           48,722
   SAIF deposit insurance premium                           3,864          14,246          18,744           43,458
   Supervisory and professional fees                       57,032          23,697         155,608           64,168
   Other                                                   25,895          37,504          87,172           98,130
        Total noninterest expense                         268,895         251,357         806,720          711,009
        Earnings before income taxes                       50,353         103,111         185,038          358,751
Income taxes                                               25,435          44,000          95,435          134,800
        Net earnings                              $        24,918          59,111          89,603          223,951

Net earnings per share                            $           .06             .15             .22              .56

Weighted-average shares outstanding                       406,057         400,924         399,943          401,341

Dividends per share                               $           .15             .15             .45              .45



See accompanying notes to consolidated financial statements.

                      RELIANCE FINANCIAL INC. AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                                           Nine Months Ended
                                                                                                 June 30,
                                                                                          1997            1996
Cash flows from operating activities:
   Net earnings                                                                   $        89,603          223,951
   Adjustments to reconcile net earnings to net cash
    provided by (used for) operating activities:
        Depreciation expense                                                               16,376           24,193
        Provision (credit) for loan losses                                                  -                 (700)
        Amortization of premiums and discounts on securities, net                          (2,055)          (1,286)
        ESOP expense                                                                       92,425           80,551
        RRP expense                                                                        40,998           10,053
        FHLB stock dividends                                                                -               (6,600)
   Decrease (increase) in:
     Accrued interest receivable                                                           35,530          (19,442)
     Other assets                                                                          12,138           24,957
   Increase (decrease) in:
     Accrued interest on deposits                                                              35             (478)
     Other liabilities                                                                   (260,772)         (71,014)
     Accrued income taxes                                                                   4,129          (17,883)
           Net cash provided by (used for) operating activities                            28,407          246,302
Cash flows from investing activities:
   Loans:
     Purchased                                                                           (158,900)      (2,802,354)
     Originated                                                                          (705,256)      (2,275,481)
     Principal collections                                                              2,941,420        4,261,740
   Principal collections on mortgage-backed securities held to maturity                   302,792          124,466
   Securities held to maturity and certificates of deposit:
     Purchased                                                                           (288,000)      (2,795,000)
     Proceeds from maturity                                                             1,186,000        2,579,343
     Purchase of premises and equipment                                                     -               (6,804)
     Proceeds from sale of foreclosed real estate held for sale                             -                7,189
           Net cash provided by (used for) investing activities                         3,278,056         (906,901)
Cash flows from financing activities:
   Net increase (decrease) in:
     Deposits                                                                          (1,129,110)        (741,816)
     Advances from borrowers for taxes and insurance                                      (22,806)         (50,146)
   Proceeds from advances from FHLB of Des Moines                                           -            1,000,000
   Repayment of advances from FHLB and notes payable                                   (1,000,000)        (100,503)
   Proceeds from exercise of stock options                                                  1,923           -
   Cash dividends                                                                        (181,228)        (181,357)
           Net cash provided by (used for) financing activities                        (2,331,221)         (73,822)
           Net increase (decrease) in cash and cash equivalents                           975,242         (734,421)
Cash and cash equivalents at beginning of period                                        1,211,033        2,036,111
Cash and cash equivalents at end of period                                        $     2,186,275        1,301,690
Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest on deposits                                                         $       750,543          825,319
     Interest on advances from FHLB                                                        28,478           31,471
     Income taxes                                                                         106,458          152,683
     Real estate acquired in settlement of loans                                  $         -               40,894

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

     The agreement provides for the acquisition by Allegiant of all of the capital stock of Reliance in exchange for consideration of 1.6741 shares of Allegiant common stock per share of Reliance common stock, subject to adjustment.  The acquisition is expected to be completed on or about
     August 29, 1997 and is subject to, among other things, regulatory approval and the approval of the shareholders of Allegiant and the stockholders of Reliance.

                      RELIANCE FINANCIAL INC. AND SUBSIDIARY
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

The Company has no significant assets other than common stock of the Association, the loan to the
Employee Stock Ownership Plan (ESOP) and net proceeds retained by the Company following its initial public offering in April, 1995.  The Company's principal business is the business of the Association.
Therefore, the discussion in the Management's Discussion and Analysis of Financial Condition and
Results of Operations relates to the Association and its operations.

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

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits.  The minimum level of liquidity required by regulation is presently 5%.  The
Association's regulatory liquidity ratio was approximately  19% at June 30, 1997.  The Association maintains a high level of liquidity as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

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

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the
Association must meet specific capital guidelines that involve quantitative measures of the
Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital
(risk-based capital) of 8% of risk-weighted assets.  As of June 30, 1997, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action.

                        RELIANCE FINANCIAL INC. AND SUBSIDIARY
                        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations





The Association's regulatory capital and regulatory capital requirements at June 30, 1997 are summarized as follows:
                                                                    Minimum Required         Minimum Required
                                                                       for Capital               to be "Well
                                                 Actual                  Adequacy                 Capitalized"
                                         Amount         Ratio      Amount        Ratio     Amount          Ratio
                                                                 (Dollars in Thousands)
Consolidated stockholders' equity     $      6,853

Stockholders' equity of Company       $     (1,172)

GAAP capital                          $      5,681

Nonincludable deferred tax assets     $        (76)

Tangible capital                      $      5,605        19.2%     $    439        1.5%

General valuation allowance           $        161

Total capital to risk-weighted assets $      5,766        45.0%      $ 1,026        8.0%      $ 1,282        10.0%

Tier 1 capital to risk-weighted assets$      5,605        43.7%     $    513        4.0%     $    769         6.0%

Tier 1 capital to total assets        $      5,605        19.2%     $    877        3.0%      $ 1,462         5.0%

At June 30, 1997 there were no commitments to originate loans.

Financial Condition
Assets decreased from $32.7 million at September 30, 1996 to $30.3 million at June 30, 1997.  Loans receivable, net decreased from $21.1 million at September 30, 1996 to $19.1 million at June 30, 1997 due to normal loan repayment activity and substantially lower loan originations and purchases during the nine month period.  Cash flows from loan repayments were used primarily to fund withdrawals from deposit accounts of $1,100,000 and repayment of $1,000,000 of FHLB advances.  Accrued interest receivable on loans decreased due to a lower average balance.  Advances from borrowers for taxes and insurance decreased due to payment of real estate taxes on behalf of borrowers in December of each year.  Other liabilities decreased due primarily to payment of a one-time special assessment of
$215,500 for recapitalization of the Savings Association Insurance Fund.  The assessment was recorded as of September 30, 1996 and paid in November, 1996.

Asset Quality
The Association's general policy is to exclude from earnings, interest on loans contractually delinquent
90 days or more.  The Association had $27,000 of loans at June 30, 1997 which were 90 days or more delinquent compared to $35,000 at September 30, 1996.  Such delinquent loans represented
 .14% and .17% of net loans receivable at June 30, 1997 and September 30, 1996, respectively.


                    RELIANCE FINANCIAL INC. AND SUBSIDIARY
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation



Following is a summary of activity in the allowance for loan losses:

Balance at September 30, 1996                       $     203,515
   Charge-offs                                             (1,908)
   Recoveries                                               4,645
   Provision for loan loss                                 -
Balance at June 30, 1997                            $     206,252


                                               Results of Operations

Net Earnings
Net earnings for the three months ended June 30, 1997 and 1996 were $25,000 and $59,000, respectively.  Net earnings for the nine months ended June 30, 1997 and 1996 were $90,000 and
$224,000, respectively.  The decrease in net earnings for the three and nine month periods ended June
30, 1997, reflects lower net interest income and noninterest income, higher noninterest expense, partially offset by lower income taxes.

Net Interest Income
Net interest income decreased by $19,000, or 5.7%, for the three months ended June 30, 1997 from the same period of the prior year and decreased by $63,000, or 6.2%, for the nine months ended June
30, 1997 as compared to the same period of 1996.  During the three and nine months ended June 30,
1996, the Association recognized amortization of unearned discount of $52,000 to interest income on certain loans which were paid-off.  The loans were classified as troubled debt restructurings prior to the effective date of SFAS No. 114 and No. 118 and unearned discount was recognized for cash receipts in excess of the carrying amount of the loans.

Interest Income
Interest on loans receivable decreased in both the three and nine months ended June 30, 1997 compared to the 1996 periods due to a lower average balance and yield.  The average yield on loans was 8.64% for the nine months ended June 30, 1996 compared to 8.34% for the nine months ended
June 30, 1997.  The yield on loans receivable for the nine months ended June 30, 1996 was higher by approximately 33 basis points as a result of the amortization of unearned discount to interest income on certain loans paid off as discussed in the previous paragraph.  The interest margin on interest-bearing assets was 4.17% for the nine months ended June 30, 1997 compared to 4.22% for the nine months ended June 30, 1996.

Interest on securities increased due to higher average balances for both the three and nine months ended June 30, 1997 compared to the 1996 periods.  Interest income on mortgage-backed securities
(MBSs) and other interest-earning assets decreased due to lower average balances for both the three and nine months ended June 30, 1997 compared to the 1996 periods.  Components of interest income change from time to time based on the availability, quality and interest rates on securities, MBSs and other interest-earning assets.


                     RELIANCE FINANCIAL INC. AND SUBSIDIARY
                    Management's Discussion and Analysis of
                  Financial Condition and Result of Operations

Interest Expense
Interest on deposits decreased due to lower interest rates and a lower average balance for both the three and nine months ended June 30, 1997 compared to the 1996 periods.  The lower average balance resulted from deposit outflows.  Interest on advances from the Federal Home Loan Bank of Des
Moines reflected changes in average balances.  The average rate on interest-bearing liabilities decreased to 4.27% for the nine months ended June 30, 1997 from 4.45% for the nine months ended June 30,
1996.   Average interest-bearing liabilities decreased to $24.3 million for the nine months ended June
30, 1997, from $25.6 million for the nine months ended June 30, 1996.

Provision for Loan Losses
Reliance had no loss provision or credit for loan losses for the three and nine months ended June 30,
1997 and three months ended June 30, 1996, and a $700 net credit for the nine month period ended
June 30, 1996.  The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount which, in management's opinion, is adequate to absorb losses existing in the portfolio.  In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and risk characteristics of the loan portfolio.

Noninterest Income
Total noninterest income decreased to $8,000 for the three months ended June 30, 1997 from
$24,000 for the three months ended June 30, 1996.  Total noninterest income decreased to $30,000 for the nine months ended June 30, 1997 from $44,000 for the nine months ended June 30, 1996.
The decreases between the three and nine months periods for 1997 and 1996 were due primarily to nonrecurring income related to the sale of Reliance Federal's interest in a data processing service.

Noninterest Expense
Noninterest expense increased to $269,000 and $807,000 for the three and nine months ended June
30, 1997, respectively, from $251,000 and $711,000 for the three and nine months ended June 30,
1996, respectively.  Compensation and benefit costs increased by $10,000 to $154,000 for the three months ended June 30, 1997 from $144,000 for the three months ended June 30, 1996.
Compensation and benefit costs increased by $45,000 to $461,000 for the nine months ended June
30, 1997 from $416,000 for the nine months ended June 30, 1996.  In April 1996, the Association implemented a recognition and retention plan similar to plans of other publicly traded thrift holding
companies.   Expenses under this plan for the three and nine months ended June 30, 1997 were
$13,000 and $41,000, respectively, compared to $10,000 for the three and nine months ended June
30, 1996.  The plan was approved by shareholders effective April, 1996.  Compensation and benefits for the three and nine months ended June 30, 1997 included $34,000 and $92,000, respectively related to the Employee Stock Ownership Plan (ESOP).  Compensation and benefits for the three and nine months ended June 30, 1996 included $27,000 and $81,000, respectively, related to the ESOP.
Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's common stock.  SAIF deposit insurance premium decreased as a result of a substantially lower assessment rate.  The special assessment recorded at September 30, 1996 recapitalized the fund.  Recurring SAIF premiums are expected to be assessable based on an annual revised rate of approximately 6.48 basis points of deposits.  Supervisory and professional fees for the three and nine months ended June 30, 1997, increased as a result of additional costs of reviewing the strategic options of the Company, and evaluating the proposed merger of the Company.


                     RELIANCE FINANCIAL INC. AND SUBSIDIARY
                    Managements's Discussion and Analysis of
                  Financial Condition and Results of Operations

Income Taxes
Income tax expense for the three and nine months ended June 30, 1997 decreased compared to prior periods due to lower earnings before income taxes, partially offset by a higher effective tax rate.  The higher tax rate is related to the tax effects of the ESOP, differences in tax rates of the Company and the Association based on filing of separate tax returns, and other factors.


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


                                           RELIANCE FINANCIAL INC.
                                                    (Registrant)


DATE: August 13, 1997                           BY:John Bowman
                                                   John Bowman, President,
                                                   Principal Financial Officer and
                                                   Duly Authorized Officer